Form 10-K
period 1993-12-31
BRENTON BANKS INC
filed 1994-03-29
CIK 14060

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    Commission file number 0-6216
  December 31, 1993

BRENTON BANKS, INC.

     Incorporated in Iowa                    I.R.S. Employer Identification
                                                    No. 42-0658989

SUITE 300, CAPITAL SQUARE, 400 LOCUST, DES MOINES, IOWA 50309

Registrant's telephone number, including area code:  515-237-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered

     None                                          None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $5 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1994, was $85,120,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 14, 1994.

5,254,351 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 1993 calendar year is incorporated by reference into Part I and Part II hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc. which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1993, is incorporated by reference into Part III hereof to the extent indicated in such Part.

32 Total Pages

TABLE OF CONTENTS

PART I

                                                                       Page

Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . .     4

             (A)  General Description . . . . . . . . . . . . . . . .     4

             (B)  Recent Developments . . . . . . . . . . . . . . . .     4

             (C)  Affiliated Banks  . . . . . . . . . . . . . . . . .     5

             (D)  Bank-Related Subsidiaries and Affiliates  . . . . .     6

             (E)  Executive Officers of the Registrant  . . . . . . .     7

             (F)  Employees . . . . . . . . . . . . . . . . . . . . .     8

             (G)  Supervision and Regulation  . . . . . . . . . . . .     8

             (H)  Governmental Monetary Policy and Economic
                  Conditions  . . . . . . . . . . . . . . . . . . . .    10

             (I)  Competition . . . . . . . . . . . . . . . . . . . .    10

             (J)  Statistical Disclosure  . . . . . . . . . . . . . .    12

Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . .    25

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . .    25

Item 4.      Submission of Matters to a Vote of Security
             Holders  . . . . . . . . . . . . . . . . . . . . . . . .    25


PART II

Item 5.      Market for the Registrant's Common Equity and
             Related Stockholder Matters  . . . . . . . . . . . . . .    25

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . .    25

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .    25

Item 8.      Financial Statements and Supplementary Data  . . . . . .    26

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . .    26

PART III

Item 10.     Directors and Executive Officers of the Registrant . . .    26

Item 11.     Executive Compensation . . . . . . . . . . . . . . . . .    26

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . . . . . . . .    26

Item 13.     Certain Relationships and Related Transactions . . . . .    26


PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . .    26




Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

PART I

Item 1.   Business.

          (A)  General Description.

          Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1993, the Parent Company had direct control of its 13 affiliated banks and 1 savings bank (hereinafter the "affiliated banks"), all of which are located in Iowa, 5 of which are national banks organized under the laws of the United States, 8 of which are state banks incorporated under the laws of the State of Iowa, and 1 of which is a federal savings bank organized under the laws of the United States. On December 31, 1993, the affiliated banks were operating 42 banking locations in Iowa. All of the affiliated banks are members of the Federal Deposit Insurance Corporation and all of the affiliated national banks are members of the Federal Reserve System.

          Brenton Banks, Inc. and its subsidiaries (the "Company") engages in retail and commercial banking and related financial services. In connection with this banking industry segment, the Company renders the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans, and trust services. The principal service rendered by the Company consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. The Company also engages in activities that are closely related to banking, including mortgage banking and investment brokerage.

          The Parent Company furnishes specialized services to its affiliated banks and subsidiaries including supervision, administration and review of loan portfolios; administration of investment portfolios, insurance programs and employee benefit plans; performance of examinations and audits; preparation of tax returns; and assistance with respect to accounting and operating systems and procedures, personnel, marketing, trust, investment brokerage services and banking facilities and equipment. Charges for the services are based on the nature and extent of the services provided.

          (B)  Recent Developments.

          Management Changes. Robert L. DeMeulenaere was elected President and Director of Brenton Banks, Inc. at the January 19, 1994 Board of Director's meeting. He succeeds J.C. Brenton as President. J.C. Brenton continues as Director of Brenton Banks, Inc. Robert L. DeMeulenaere joined the organization in 1964 at the Davenport bank. In 1972, he moved to the Cedar Rapids bank as Executive Vice President and in 1982 became President. In 1985, he moved to Des Moines as Senior Vice President-Metro Bank Division, and also became President of Brenton Mortgages, Inc. in 1988. He returned to Cedar Rapids in 1990 as CEO of the Cedar Rapids bank as a result of a major acquisition. In 1994, he returned to Des Moines to assume his new responsibilities as President of Brenton Banks, Inc.

          Accounting Standards. Effective December 31, 1993, the Company adopted the Statement of Financial Accounting Standards No. 115. Under this new accounting standard, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities which the Company may sell at its discretion prior to maturity are recorded at their fair value. Additionally, the aggregate unrealized net gains or losses, including the effect of income tax and minority interest, are recorded as a component of common stockholders' equity. At December 31, 1993, aggregate unrealized gains totaled $3,036,270.

          Weather-Related Concerns. Parts of Iowa experienced record flooding during the summer of 1993, but the state's economy did not falter and most Iowans rebounded quickly. The flood had a varied impact in both metropolitan and agricultural areas of the state. Only a few of the businesses served by Brenton were affected by the flood. In some areas, crop production was reduced 25 to 35 percent from flooding, as well as excessive rainfall and fewer days of sunshine; other areas were less severely impacted. Due to the strength of Brenton's borrowers, multi-peril crop insurance, disaster assistance, and government guarantees, Brenton anticipates that the flood will have very little impact on its loan portfolio quality.

          Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates acquisition opportunities which strengthen the Company's presence in current or selected new market areas.

          During 1994, the Company intends to continue to expand both its traditional and non-traditional services. Brenton intends to expand its mortgage banking business in 1994, by expanding mortgage origination and centralizing secondary market operations. Also in early 1994, Brenton purchased an insurance agency in the Tama/Toledo, Iowa area. The intention is to expand the Tama/Toledo location to include a loan production office. The Company also intends to open a loan production and investment brokerage office in Newton, Iowa, as well as a retail Brokerage location in downtown Des Moines.

          On October 1, 1992, Brenton Banks, Inc. merged with Ames Financial Corporation and acquired its wholly-owned subsidiary, Ames Savings Bank, FSB, of Ames, Iowa whose name has since been changed to Brenton Savings Bank, FSB.
 The institution continues to operate as a federal savings bank, requiring Brenton Banks, Inc. to also register as a savings and loan holding company. As a savings and loan holding company, Brenton Banks, Inc. is required to file certain reports with and be regulated by the Office of Thrift Supervision. See Supervision and Regulation. Late in 1993, Brenton Savings Bank received approval to open a new banking office in Ankeny, Iowa. In addition, the Brenton Savings Bank, FSB has applied to open a banking office in Iowa City, Iowa. Both Ankeny and Iowa City are rapidly expanding markets not presently served by Brenton.

          Other. The information appearing on pages 2 through 8 of the Company's Annual Report to Stockholders for the year ended December 31, 1993 (the "Annual Report") filed as Exhibit 13, is incorporated by reference.

          (C)  Affiliated Banks.

          The 14 affiliated banks had 42 banking locations at December 31, 1993, located in 12 of Iowa's 99 counties. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:

          Brenton Bank, N.A., Des Moines is located in the Des Moines, Iowa, metropolitan area. Des Moines is the largest city in Iowa and the population of the metropolitan area is approximately 393,000. In addition to their main banking office, Brenton Bank, N.A., Des Moines has eight offices. All of these offices are located in the Des Moines metropolitan area.

          Brenton Bank and Trust Company, Adel, is located in Adel, Iowa. The bank has offices in Dexter, Redfield and Van Meter, Iowa. Brenton State Bank, Dallas Center, is located in Dallas Center, Iowa and has offices in Granger, Woodward and Waukee, Iowa. These two affiliated banks service customers in parts of Polk, Dallas, Madison, Adair, Guthrie, and Boone counties.

          Warren County Brenton Bank and Trust is located in Indianola, Iowa, and services customers in parts of Polk, Warren, Madison, Marion, Lucas and Clarke counties.

          Brenton National Bank of Perry is located in Perry, Iowa and services parts of Dallas, Boone, Guthrie and Greene counties.

          Brenton State Bank of Jefferson is located in Jefferson, Iowa. This affiliated bank services customers in Greene County.

          Brenton Bank of Palo Alto County is located in Emmetsburg, Iowa and has offices in Mallard and Ayrshire, Iowa. This affiliated bank services Palo Alto County.

          Brenton Bank and Trust Company, Clarion, is located in Clarion, Iowa, and has offices in Eagle Grove and Rowan, Iowa. This affiliated bank services customers in parts of Wright, Humboldt and Webster counties.

          Brenton First National Bank, Davenport, is located in Davenport, Iowa and services customers in the Quad-Cities metropolitan area with a population of approximately 351,000. The bank has four offices in Davenport.

          Brenton National Bank-Poweshiek County is located in Grinnell, Iowa and services parts of Poweshiek and Jasper counties.

          Brenton Bank and Trust Company, Marshalltown, Iowa is located in Marshalltown, Iowa and has one office in Marshalltown and one office in Albion, Iowa. The bank services customers in Marshall County.

          Brenton Bank and Trust Company of Cedar Rapids is located in Cedar Rapids, Iowa and services customers in Linn County, population of approximately 169,000. The bank has three offices in Cedar Rapids and one office in Marion, Iowa.

          Brenton Bank, N.A. Knoxville is located in Knoxville, Iowa. The bank services customers of Marion County south of the Des Moines river.

          Brenton Savings Bank, FSB is located in Ames, Iowa and has one office in Ames and one office in Story City. The savings bank serves customers in Story County.

          At December 31, 1993, four of the affiliated banks owned and operated insurance agencies handling group, fire, crop, homeowner's, automobile and liability insurance. One of the affiliated banks operates insurance agency activities through a corporate subsidiary and three of the affiliated banks conduct the activities directly. In addition, two of the affiliated banks own and operate real estate agencies. One of the affiliated banks operates real estate agency activities through a corporate subsidiary, while the other bank conducts the activities directly. The total commissions from the insurance and real estate agencies are not substantial in relation to total other receipts of any of the affiliated banks owning these agencies.

          (D)  Bank-Related Subsidiaries and Affiliates.

          Brenton Brokerage Services, Inc., a wholly owned subsidiary of Brenton Bank, N.A., Des Moines, was formed in 1992 and provides a full array of retail investment brokerage services to customers. The company is not involved with the direct issuance, floatation, underwriting or public sale of securities. At December 31, 1993, this subsidiary had 25 licensed brokers serving all Brenton banks.

          Brenton Bank Services Corporation, a bank services company owned by the affiliated banks, provides centralized accounting, operations and financial reporting services; and coordinates centralized proof services and the computer processing services for the Company.

          Brenton Mortgages, Inc., a wholly-owned subsidiary of the Parent Company, engages in the mortgage servicing business. This subsidiary services numerous mortgage loans sold to institutional investors and the mortgage loan portfolios of the affiliated banks.

          Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, provides insurance risk management services for the Company.

          Brenton Properties, Inc., a wholly-owned subsidiary of the Parent Company, owned an office building in Cedar Rapids, Iowa, part of which was leased to Brenton Bank and Trust Company of Cedar

Rapids for its main banking facility. Brenton Properties, Inc. was dissolved in 1993, when the building was sold to Brenton Bank and Trust Company of Cedar Rapids.

          (E)  Executive Officers of the Registrant.

          The term of office for the executive officers of the Parent Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers of the Parent Company as of March 14, 1994, the Parent Company offices held by these executive officers on that date, the period during which the executive officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:

                                   Parent Company       Position
Name and Address         Age         Position           Commenced                   Other Positions
________________         ___         ________           _________                   _______________
C. Robert Brenton         63  Chairman of the Board        1990       President of the Parent Company - prior to
Des Moines, Iowa                                                      May 1990

William H. Brenton        69  Chairman of the              1990       Chairman of the Board of the Parent Company -
Des Moines, Iowa              Executive Committee                     prior to May 1990
                              and Vice Chairman of
                              the Board

Robert L. DeMeulenaere    54  President                    1994       President/Treasurer, Brenton Mortgages, Inc.
Des Moines, Iowa                                                      - August 1989 to present; CEO, Brenton Bank
                                                                      and Trust Company of Cedar Rapids - August
                                                                      1990 to January 1994; Senior Vice President
                                                                      of the Parent Company - August 1990 to
                                                                      January 1994; Senior Vice President-Metro
                                                                      Bank Division of the Parent Company -
                                                                      February 1986 to January 1990.

Phillip L. Risley         51  Executive Vice               1992       President and CEO, Brenton Bank, N.A.,
Des Moines, Iowa              President                               Des Moines - February 1990 to present; Vice
                                                                      President - Operations of the Parent
                                                                      Company - May 1984 to January 1992;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to present;
                                                                      Executive Vice President/Treasurer, Brenton
                                                                      Information Systems, Inc. - April 1990 to May
                                                                      1992;  President, Brenton Information
                                                                      Systems, Inc. - prior to April 1990; President,
                                                                      Brenton Bank, N.A.,  Des Moines - April 1988
                                                                      to February 1990

Roger D. Winterhof        48  Senior Vice President -      1984
Des Moines, Iowa              Community Bank
                              Division

Norman D. Schuneman       51  Senior Vice President -       1990      Executive Vice President, Brenton Bank, N.A.,
Des Moines, Iowa              Lending                                 Des Moines - July 1985 to present; Vice
                                                                      President - Loans of the Parent Company -
                                                                      January 1988 to January 1990

Saulene M. Richer         47  Senior Vice President -       1990      President, Brenton Information Systems, Inc. -
Des Moines, Iowa              Marketing/Technology                    April 1990 to May 1992

John R. Amatangelo        44  Senior Vice President -       1991      President, Brenton Bank Services Corporation
Des Moines, Iowa              Operations                              - May 1992 to present

Steven T. Schuler         42  Chief Financial Officer       1990      Executive Vice President, Brenton Bank
Des Moines, Iowa              and Vice President/           1983      Services Corporation - May 1992 to present
                              Treasurer/Secretary           1986

                                   Parent Company       Position
Name and Address         Age         Position           Commenced                   Other Positions
________________         ___         ________           _________                   _______________
Gary D. Ernst             50  Vice President - Trust       1990
Des Moines, Iowa

Steven F. Schneider       40  Vice President-              1990       President, Brenton Brokerage Services, Inc. -
Des Moines, Iowa              Brokerage Services                      April 1993 to present

All of the foregoing individuals have been employed by the Company for the past five years, except for Steven F. Schneider, who was an Investment Representative of A.G. Edwards & Sons, Inc., Des Moines, Iowa, prior to February 1990; John R. Amatangelo, who was Senior Vice President and Director of Operations of Ameritrust Indiana Corporation, Indianapolis, Indiana, from May 1989 to August 1991, Senior Vice President and General Manager, Banking Office Support and ATM Administration of MCorp, Dallas, Taxes from September 1988 to May 1989, and Executive Vice President of MBank Brownsville, N.A., Brownsville, Texas, prior to September 1988; Saulene M. Richer, who was the Opportunity Development Director of I.B.M Corporation, Chicago, Illinois from February 1989 to March 1990, and Branch Manager of I.B.M. Corporation, Des Moines, Iowa, prior to February 1989; and Gary D. Ernst, who was Senior Vice President/Senior Trust Officer of First National Bank, Iowa City, Iowa, from November 1989 to June 1990, President of Massachusetts Fidelity Trust Company, Cedar Rapids, Iowa from May 1988 to November 1989, and Senior Vice President/Senior Trust Officer of Peoples Bank and Trust Company, Cedar Rapids, Iowa, prior to May 1988.

          (F)  Employees.

          On December 31, 1993, the Parent Company had 47 full-time employees and 4 part-time employees. On December 31, 1993, the Company had 661 full-time employees and 187 part-time employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

          (G)  Supervision and Regulation.

          The Company (Brenton Banks, Inc. and its subsidiaries) is restricted by various regulatory bodies as to the types of activities and businesses in which it may engage. References to the provisions of certain statutes and regulations are only brief summaries thereof and are qualified in their entirety by reference to those statutes and regulations. The Parent Company cannot predict what other legislation may be enacted or what regulations may be adopted, or, if enacted or adopted, the effect thereof.

          The Parent Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Parent Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its affiliated banks, except that the Parent Company may engage in and may own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be a proper incident thereto." The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies.
The Parent Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and the regulations of the Board of Governors, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

          As a savings and loan holding company, Brenton Banks, Inc. is subject to federal regulation and examination by the Office of Thrift Supervision (the "OTS"). The OTS has enforcement authority over the Company. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Generally, the activities for a bank holding company are more limited than the authorized activities for a savings and loan holding company.

          The Parent Company, its affiliated banks and its bank-related subsidiaries are affiliates within the meaning of the Federal Reserve Act and OTS regulations. As affiliates, they are subject to certain restrictions on loans by an affiliated bank to the Parent Company, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

          The five affiliated banks which are national banks are subject to the supervision of and are regularly examined by the Comptroller of the Currency. All other affiliated state banks are subject to the supervision of and are regularly examined by the Iowa Superintendent of Banking and, because of their membership in the Federal Deposit Insurance Corporation (the "FDIC"), are subject to examination by the FDIC. All banks are required to maintain certain minimum capital ratios established by their primary regulators. The provisions of the FDIC Improvement Act (the "FDICA") restrict the activities that insured state chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, the FDICIA grants the FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.

          The affiliated savings bank is subject to the supervision of and is regularly examined by the OTS and FDIC. In addition to the fees charged to by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. As a savings institution, the savings bank is a member of the Federal Home Loan Bank of Des Moines, must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1993, Brenton Savings Bank, FSB, complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

          The Company operates within a regulatory structure that continuously evolves. In the last several years, significant changes have occurred that affect the Company. The material provisions of these changes follow.

          The FDIC Improvement Act of 1991 (the "FDICIA") was primarily designed to recapitalize the FDIC's Bank Insurance Fund (the "BIF") and Savings Association Insurance Fund (the "SAIF"). To accomplish this purpose the FDIC was: (1) granted additional borrowing authority; (2) granted the power to levy emergency special assessments on all insured depository institutions; (3) granted the right to change the BIF and SAIF rates on deposits on a semiannual basis; and (4) directed to draft regulations that would provide for "Risk-Based Assessment System" by January 1994. The FDICIA also imposed additional regulatory standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to Generally Accepted Accounting Principles. Finally, the FDICIA granted to the FDIC, under certain circumstances, the authority to seek regulatory orders against banks where necessary and when the banks' primary bank regulatory agency has refused to act. Certain provisions of the FDICIA were implemented during 1993; therefore, the full extent of the provisions of the new law and its effect upon the Company are not currently known but are not expected to have a significant impact upon the Company.

          The Company's affiliated banks are assessed fees based on the banks' deposits by the FDIC, to insure the funds of customers on deposit with the banks. The deposits acquired from the Resolution Trust Corporation and the deposits of the savings bank are insured by SAIF, while deposits of the Company's subsidiary banks are insured by the BIF. The FDIC has implemented the "Risk-Based Assessment System" which is a system designed to assess higher FDIC insurance premiums to those institutions that are more likely to result in a loss to the deposit insurance fund. Currently, both BIF and SAIF insured institutions are assessed premiums from $.23 to $.31 per $100 of deposits. All Brenton banks currently pay an FDIC insurance premium rate of $.23 per $100 of deposits, the lowest rate under the "Risk-Based Assessment System". The FDIC has authority to increase the base BIF and SAIF rates under certain circumstances that are set forth in the law.

          According to Iowa's regional interstate banking law, Iowa-based banks and bank holding companies can acquire banks and bank holding companies located in certain other states. Additionally, certain non-Iowa based banks and bank holding companies can acquire Iowa banks and bank holding companies, provided that the total deposits of all banks and savings and loan associations (hereinafter "thrifts") controlled by out of state bank holding companies does not exceed thirty-five percent of the total deposits of all banks and thrifts in the state. The law allows regional interstate banking between Iowa and Illinois, Minnesota, Missouri, Nebraska, South Dakota and Wisconsin.

          Bank holding companies and banks may acquire thrifts in any state, regardless of whether the acquiror can operate a bank in that state. Such thrifts must conform their activities to those that are permissible for banks or bank holding companies and their subsidiaries.

          In the first quarter of 1990, an Iowa law was enacted suspending the application of Iowa Banking Law prohibitions against branch banking with respect to the acquisition of troubled thrifts. This law was extended during the second quarter of 1993. The suspension of these prohibitions allows Iowa-based banks and bank holding companies to acquire thrifts in contravention of existing branch banking restrictions until July 1, 1994.

          Generally, banks in Iowa are prohibited from operating offices in counties other than the county in which the bank's principal office is located and contiguous counties. However, certain banks located in the same or different municipalities or urban complexes may consolidate or merge and retain their existing banking locations by converting to a United Community Bank. The resulting bank would adopt one principal place of business, and would retain the remaining banking locations of the merged or consolidated banks as offices. The Company relied upon the United Community Bank law when it merged Brenton National Bank, Des Moines and Brenton Bank and Trust, Urbandale to form Brenton Bank, N.A., Des Moines. Generally, thrifts can operate offices in any county in Iowa and may, under certain circumstances, acquire thrifts in other states with the approval of the OTS.

           (H)  Governmental Monetary Policy and Economic Conditions.

           The earnings of the Company are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

          (I)  Competition.

          The banking business in Iowa is highly competitive and the affiliated banks compete not only with banks and thrifts, but with sales, finance and personal loan companies; credit unions; and other financial institutions which are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies and other institutions.

          The multi-bank holding companies which own banks in Iowa are in direct competition with one another. The Company is one of the largest multi-bank holding companies operating in Iowa based on deposit size. The largest multi-bank holding company, which is domiciled in Minnesota, has 41 banking locations in various parts of Iowa. The total deposits of this company's affiliated banks located in Iowa are approximately 208 percent greater than the total deposits of the Company. Another multi-bank holding company, domiciled in Wisconsin, has 42 locations in Iowa, and another multi-bank holding company domiciled in Missouri, has 36 locations in Iowa.

          Brenton Banks, Inc. is the second largest multi-bank holding company domiciled in Iowa. The largest Iowa-based bank holding company has 63 banking locations in the state and deposits approximately 27 percent greater than the deposits of the Company.

          The third largest Iowa-based multi-bank holding company has 24 locations in Iowa and deposits approximately 45 percent less than those of the Company.

          Certain of the subsidiary banks of these multi-bank holding companies may compete with certain of the Parent Company's affiliated banks and any other affiliated financial institutions which may be acquired by the Parent Company. These multi-bank holding companies, other smaller bank holding companies, chain banking systems and others may compete with the Parent Company for the acquisition of additional banks.

          The Company has also expanded into the related investment brokerage business in the last several years, placing brokers in many Brenton bank locations. The Brenton brokers in small communities compete with brokers from regional and national investment brokerage firms.

Item 1(I) Business - Statistical Disclosure

           The following statistical disclosures relative to the consolidated operations of the Company have been prepared in accordance with Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934. Average balances were primarily calculated on a daily basis.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields and average rates paid for each of the three years ending December 31, 1993:

                                               1993                           1992                           1991
                                  ______________________________ ______________________________ ______________________________

                                             Interest   Average             Interest   Average             Interest   Average
                                   Average   Income or Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance    Expense    Rates    Balance    Expense    Rates    Balance   Interest    Rates
                                  __________ _________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets
  Loans (1,2)                     $  802,088 $ 70,310  8.77%     $  736,646 $ 71,077  9.65%     $  727,870 $ 76,563  10.52%
  Investment securities held to
    maturity:
    Taxable investments:
     United States Treasury
      securities                      24,598    1,290  5.24          81,606    5,282  6.47          75,413    5,985   7.94
     Securities of United States
      government agencies             58,522    3,410  5.83         102,196    7,128  6.98         101,661    9,385   9.23
     Mortgage-backed and related
      securities                     204,130   10,857  5.32         170,480   11,931  7.00         136,559   11,838   8.67
     Other investments                12,743    1,071  8.41          30,019    2,098  6.99          28,833    1,909   6.62
    Tax-exempt investments:
     Obligations of states and
      political subdivisions(2)      164,520   11,471  6.97         139,296   10,665  7.66         106,658    9,441   8.85
  Investment securities available
     for sale                         53,174    2,809  5.28           6,512      459  7.05             --       --     --
  Loans held for sale                  6,165      520  8.43           2,553      238  9.33             --       --     --
  Federal funds sold and
     securities purchased under
     agreements to resell             23,725      486  2.05          27,082      654  2.41          35,154    2,028   5.77
  Interest-bearing deposits
     with banks                          762       22  2.88           6,240      307  4.92          18,335    1,302   7.10
                                    _________  _______  ____       _________  _______  ____       _________  _______   ____
 Total interest-earning assets(2)  1,350,427 $102,246  7.57%      1,302,630 $109,839  8.43%      1,230,483 $118,451   9.62%
 Allowance for loan losses            (9,615)                        (8,894)                        (8,819)
 Cash and due from banks              46,025                         41,715                         35,656
 Bank premises and equipment          23,045                         21,400                         18,876
 Other assets                         26,543                         30,422                         32,243
                                   _________                      _________                      _________
 Total assets                     $1,436,425                     $1,387,273                     $1,308,439

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax equivalent basis using a 35 percent federal income tax rate for 1993, and a 34 percent rate for 1992 and 1991, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

                                             1993                           1992                           1991
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average             Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance    Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Liabilities and stockholders'
equity:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand                         $  217,754 $ 4,552   2.09%     $  209,642 $ 5,277   2.52%     $  175,595 $  7,531  4.29%
   Savings                           299,640   7,697   2.57         260,568   9,385   3.60         235,894   11,521  4.88
   Time                              622,789  29,940   4.81         646,261  37,781   5.85         654,776   46,903  7.16
  Federal funds purchased and
    securities sold under
    agreements to repurchase          42,715   1,027   2.41          33,240     924   2.78          20,340      963  4.74
   Other short-term borrowings            33       1   3.62           2,170     121   5.57           5,361      466  8.70
   Long-term borrowings               14,077   1,210   8.60          14,067   1,285   9.14          13,619    1,303  9.57
                                   _________  ______   ____       _________  ______   ____       _________   ______  ____
 Total interest-bearing
  liabilities                      1,197,008 $44,427   3.71%      1,165,948 $54,773   4.70%      1,105,585  $68,687  6.21%

 Noninterest-bearing deposits        119,322                        112,054                        102,795
 Accrued expenses and other
  liabilities                         12,805                         13,735                         14,739
                                   _________                      _________                      _________
 Total liabilities                 1,329,135                      1,291,737                      1,223,119

 Minority interest                     4,150                          3,845                          3,589
 Common stockholders' equity         103,140                         91,691                         81,731
                                   _________                      _________                      _________
 Total liabilities and
  stockholders' equity            $1,436,425                     $1,387,273                     $1,308,439

 Net interest spread (1)                               3.86%                          3.73%                          3.41%
 Net interest income/margin (1)              $57,819   4.28%                $55,066   4.23%                $49,764   4.04%

(1)  Interest income and yields are stated on a tax equivalent basis using a 35 percent federal income tax rate for 1993 and a
34 percent rate for 1992 and 1991, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31, 1993:

                                                       1993 vs. 1992                    1992 vs. 1991
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (In thousands)                   (In thousands)
Interest Income:
 Loans (1,2)                                    $  (767)    6,030   (6,797)       (5,486)      913   (6,399)

 Investment securities held
  to maturity:
   Taxable investments:
    United States Treasury securities            (3,992)  (3,139)     (853)         (703)      464   (1,167)
    Securities of United States government
     agencies                                    (3,718)  (2,684)   (1,034)       (2,257)       49   (2,306)
    Mortgage-backed and related
     securities                                  (1,074)   2,100    (3,174)           93     2,621   (2,528)
    Other investments                            (1,027)  (1,388)      361           189        80      109
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                               806    1,816    (1,010)        1,224     2,618   (1,394)

 Investment securities available
  for sale                                        2,350    2,493      (143)          459       459      --

 Loans held for sale                                282      307       (25)          238       238      --

 Federal funds sold and securities purchased
  under agreements to resell                       (168)     (76)      (92)       (1,374)     (389)    (985)

 Interest-bearing deposits with banks              (285)    (194)      (91)         (995)     (679)    (316)
                                                 ______    _____    ______        ______     _____   ______

                                                 (7,593)   5,265   (12,858)       (8,612)    6,374  (14,986)
                                                  _____    _____    ______        ______     _____   ______
Interest expense:
 Interest-bearing deposits:
  Demand                                           (725)     198      (923)       (2,254)    1,268   (3,522)
  Savings                                        (1,688)   1,269    (2,957)       (2,136)    1,115   (3,251)
  Time                                           (7,841)  (1,331)   (6,510)       (9,122)     (603)  (8,519)

 Federal funds purchased and securities sold
  under agreements to repurchase                    103      239      (136)          (39)      458     (497)

 Other short-term borrowings                       (120)     (82)      (38)         (345)     (215)    (130)

 Long-term borrowings                               (75)       1       (76)          (18)       42      (60)
                                                 ______    _____    ______        ______     _____   ______

                                                (10,346)     294   (10,640)      (13,914)    2,065  (15,979)
                                                 ______    _____    ______        ______     _____   ______

Net interest income (expense)                   $ 2,753    4,971    (2,218)      $ 5,302     4,309      993
                                                 ______    _____    ______        ______     _____   ______

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)  Nonaccrual loans have been included in the analysis of volume and rate variances.

(2)  Computed on tax equivalent basis using a 35 percent federal income tax rate for 1993 and a 34 percent rate for 1992 and 1991, and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1993. As the schedule shows, the Company is liability sensitive within the six-month and 1-year time frames. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, they typically are not synchronized with overall market rate movements.

                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (In thousands)
Interest-earning assets:
 Loans (1)                                         $ 191,031    25,744     49,878   266,653   400,540   207,083    874,276
  Investment securities:
   Available for sale:
    Taxable investments                               61,395    32,570     39,841   133,806   128,896     4,935    267,637
    Tax-exempt investments                            11,351    13,454      6,138    30,943    76,394    37,246    144,583
   Held to maturity:
    Taxable investments                               20,129     2,096      4,503    26,728     1,612     2,105     30,445
    Tax-exempt investments                               700     3,483     12,335    16,518    14,157     5,264     35,939
 Loans held for sale                                   4,349        --         --     4,349        --        --      4,349
 Federal funds sold and securities purchased under
  agreements to resell                                41,875        --         --    41,875        --        --     41,875
 Interest-bearing deposits with banks                     --        --         --        --        --        --         --
                                                     _______   _______    _______   _______   _______   _______  _________
Total interest-earning assets                      $ 330,830    77,347    112,695   520,872   621,599   256,633  1,399,104
                                                     _______   _______    _______   _______   _______   _______  _________

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand and savings deposits (2)                  $ 539,621        --         --   539,621        --        --    539,621
  Time deposits                                      119,258   126,591    121,749   367,598   260,013        --    627,611
 Federal funds purchased and securities sold under
  agreements to repurchase                            37,664        --         --    37,664        --        --     37,664
  Other short-term borrowings                             --        --         --        --        --        --         --
  Long-term borrowings                                    --        --      1,000     1,000    13,053     6,002     20,055
                                                     _______   _______    _______   _______   _______   _______  _________
Total interest-bearing liabilities                 $ 696,543   126,591    122,749   945,883   273,066     6,002  1,224,951
                                                     _______   _______    _______   _______   _______   _______  _________
Interest sensitivity GAP                           $(365,713)  (49,244)   (10,054) (425,011)  348,533   250,631    174,153
                                                     _______   _______    _______   _______   _______   _______  _________
Interest sensitivity GAP ratio                         .47:1     .61:1      .92:1     .55:1    2.28:1   42.76:1     1.14:1
                                                     _______   _______    _______   _______   _______   _______  _________

Cumulative interest sensitivity GAP                $(365,713) (414,957)  (425,011) (425,011)  (76,478)  174,153    174,153
                                                     _______   _______    _______   _______   _______   _______  _________
Cumulative interest sensitivity GAP ratio              .47:1     .50:1      .55:1     .55:1     .94:1    1.14:1     1.14:1
                                                     _______   _______    _______   _______   _______   _______  _________

(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                               Amortized Cost at December 31,
                                               ______________________________

                                                   1993      1992      1991
                                                   ____      ____      ____
                                                        (In thousands)
<s)
Investment securities available for sale:

 Taxable investments:
  United States Treasury securities               $ 63,777   28,878       --
  Securities of United States government agencies   59,181       --       --
  Mortgage-backed and related securities           138,744    1,166       --
  Other investments                                  5,925       --       --

 Tax-exempt investments:
  Obligations of states and political subdivisions 144,583       --       --
                                                   _______  _______  _______

                                                   412,210   30,044       --
                                                   _______  _______  _______

Investment securities held to maturity:

 Taxable investments:
  United States Treasury securities                     --   55,586   59,297
  Securities of United States government agencies       --   67,324   52,478
  Mortgage-backed and related securities            24,882  225,659  200,339
  Other investments                                  5,563   11,769   23,271

 Tax-exempt investments:
  Obligations of states and political subdivisions  35,939  150,639  118,952
                                                   _______  _______  _______

                                                    66,384  510,977  454,337
                                                   _______  _______  _______

               Total investment securities        $478,594  541,021  454,337
                                                   _______  _______  _______

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1993:

(caption>
                                          Investments by Maturity and Yields at December 31, 1993
                               ____________________________________________________________________________

                                                      After One            After Five
                                    Within           but through          but through            After
                                   One Year           Five Years           Ten Years           Ten Years

                               _______________     _______________      _______________     _______________
                               Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield
                               ______    _____     ______    _____      ______    _____     ______    _____
                                                              (Dollars in thousands)
Investment securities available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 23,935    4.77%   $ 38,777    4.49%   $  1,065    4.29%   $      --      --%
  Securities of United States
   government agencies         10,039    7.32      35,060    4.50      13,311    5.01          771    4.50
  Mortgage-backed and
   related securities          52,012    5.23      79,918    5.10       5,350    6.83        1,464    5.94
  Other investments             1,506    4.89       4,419    4.77          --      --           --      --

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      33,762   6.75       65,327    6.30      21,195    9.66       24,299    9.05
                              _______   ____      _______    ____      ______    ____       ______    ____

                              121,254   5.73      223,501    5.24      40,921    7.64       26,534    8.74
                              _______   ____      _______    ____      ______    ____       ______    ____

Investment securities held to maturity:

 Taxable investments:
  Mortgage-backed and
   related securities           9,789   3.96       13,864    4.00      1,229     4.21          --       --
  Other investments                --     --          787    4.78        152     6.21       4,624     7.20

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      12,476   5.05       17,463    6.14      3,886     8.47       2,114     8.19
                              _______   ____      _______    ____     ______     ____      ______     ____

                               22,265   4.57       32,114    5.18      5,267     7.41       6,738     7.51
                              _______   ____      _______    ____     ______     ____      ______

Total investment securities  $143,519   5.55%    $255,615    5.24%   $46,188     7.61%    $33,272     8.49%
                              _______   ____      _______    ____     ______     ____      ______     ____

NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The weighted average yields for tax-exempt obligations have been adjusted to a fully taxable basis, assuming a 35 percent federal income tax rate for 1993 and a 34 percent rate for 1992 and 1991, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1993, the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:

                                                                          December 31
                                                      ____________________________________________________
                                                        1993       1992       1991       1990       1989
                                                        ____       ____       ____       ____       ____
                                                                         (In thousands)
1. Real estate loans:
   a. Commercial construction and land development    $ 24,189     25,180     16,155     16,319     12,309
   b. Secured by 1-4 family residential property       349,810    324,124    321,721    315,934    182,227
   c. Other                                            129,574    101,418     96,805     88,572     88,237
2. Loans to financial institutions (primarily bankers'
   acceptances)                                             --        393      4,785      9,969      4,875
3. Loans to farmers                                     66,574     62,471     60,898     55,856     52,699
4. Commercial and industrial loans                      90,521     75,062     93,180     67,575     63,677
5. Loans to individuals for personal expenditures,
   net of unearned income                              214,401    163,876    151,529    151,261    134,240
6. All other loans                                         812        930      6,837      1,832      1,294
                                                       _______    _______    _______    _______    _______

                                                      $875,881    753,454    751,910    707,318    539,558
                                                       _______    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1993 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):


                                                     Loans by Maturity at December 31, 1993
                                                    ________________________________________
                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (In thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 20,439     3,087         663    24,189
   b. Other                                           34,849    56,101      38,624   129,574
2. Loans to financial institutions                        --       --           --        --
3. Loans to farmers                                   47,607    16,225       2,742    66,574
4. Commercial and industrial loans                    55,403    29,197       5,921    90,521
5. All other loans                                       771        41          --       812
                                                     _______   _______      ______   _______

                                                    $159,069   104,651      47,950   311,670
                                                     _______   _______      ______   _______

          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $ 94,874
                                               ______

          Floating interest rates            $ 57,727
                                               ______

          The following schedule shows the dollar amount of loans at December 31 for each of the past five years which were either accounted for on a nonaccrual basis, had been restructured to below market terms to provide a reduction or deferral of interest or principal, or were 90 days or more past due as to interest or principal. Each particular loan has been included in only the most appropriate category.

                           1993      1992      1991      1990      1989
                           ____      ____      ____      ____      ____
                                          (In thousands)
Nonaccrual                $1,605     1,884     2,931     2,391     3,289

Restructured                 323       448     1,019     1,063     1,359

Past due 90 days or more   2,085     2,261     1,672     2,006     2,070
                           _____     _____     _____     _____     _____

   Nonperforming loans    $4,013     4,593     5,622     5,460     6,718
                           _____     _____     _____     _____     _____

          Interest income recorded during 1993 on nonaccrual and restructured loans amounted to $191,000. The amount of interest income which would have been recorded during 1993 if nonaccrual and restructured loans had been current, in accordance with the original terms, was $359,000.

          The amounts scheduled above include the entire balance of any particular loan. Much of the scheduled amount is adequately collateralized, and thus does not represent the amount of anticipated charge-offs in the future. The loans scheduled are representative of the entire customer base of the Company and, therefore, are not concentrated in a specific industry or geographic area other than the loans to farmers in Iowa. Overdrafts are loans for which interest does not normally accrue. Since overdrafts are generally low volume, they were not included in the above schedule, unless there was serious doubt concerning collection.

          The accrual of interest income is stopped when the ultimate collection of a loan becomes doubtful. A loan is placed on nonaccrual status when it becomes 90 days past due, unless it is both well secured and in the process of collection. Once determined uncollectible, previously accrued interest is charged to the allowance for loan losses.

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present serious concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This serious concern may eventually result in certain of these loans being classified in one of the above scheduled categories. At December 31, 1993, these loans amounted to approximately $2 million.

           As of December 31, 1993, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $948,000 and $1,935,000 at December 31, 1993 and 1992, respectively.

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31, for each of the past five years:

                                                                       Year Ended December 31
                                                           _______________________________________________
                                                            1993      1992      1991      1990      1989
                                                            ____      ____      ____      ____      ____
                                                                           (In thousands)
Total loans at the end of the year                        $875,881   753,454   751,910   707,318   539,558
Average loans outstanding                                  802,088   736,646   727,870   659,283   512,822
                                                           _______   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                   $  9,006     8,548     8,871     8,431     7,999
                                                           _______   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                            109       276       110       203       126
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              68        45        48        90        55
  Commercial and industrial loans                               54       252       769       455       468
  Loans to individuals for personal expenditures             1,230     1,304     1,404     1,011       563
  All other loans                                               70        67         5         8       105
                                                           _______   _______   _______   _______   _______

    Total charge-offs                                        1,531     1,944     2,336     1,767     1,317
                                                           _______   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                            101        32        60        38       121
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              81       179       135       130       258
  Commercial and industrial loans                              248       125       303       505       376
  Loans to individuals for personal expenditures               641       635       716       280       158
  All other loans                                               20        20        --        --         3
                                                           _______   _______   _______   _______   _______
    Total recoveries                                         1,091       991     1,214       953       916
                                                           _______   _______   _______   _______   _______
Net loans charged off during year                              440       953     1,122       814       401
                                                           _______   _______   _______   _______   _______
Additions to allowance charged to operating expense          1,252     1,411       799       869       760
                                                           _______   _______   _______   _______   _______
Allowance of acquisitions                                       --        --        --       385        73
                                                           _______   _______   _______   _______   _______
Allowance for loan losses - end of the year               $  9,818     9,006     8,548     8,871     8,431
                                                           _______   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.12%     1.20      1.14      1.25      1.56
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .05%      .13       .15       .12       .08
                                                               ___       ___       ___       ___       ___

NOTE: The provision for loan losses charged to operating expenses is based on management's evaluation of the loan portfolio, past loan loss experience and other factors that deserve current recognition in estimating loan losses. The allowance for loan losses is maintained at a level necessary to support management's evaluation of potential losses in the loan portfolio, after considering various factors including prevailing and anticipated economic conditions.

          In the following summary, the Company has allocated the allowance for loan losses, according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:

                                                                   Year Ended December 31
                                 __________________________________________________________________________________________
                                        1993              1992              1991              1990             1989
                                 _________________ _________________ _________________ _________________ __________________
                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for    of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                    Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                 (Dollars in thousands)
Real estate loans                  $2,400     57.5%  $2,200    59.8%   $2,002    57.8%   $1,967    59.5%   $1,373    52.4%
Loans to financial institutions        --       --       --      .1        --      .6       --      1.4        --      .9
Loans to farmers                    1,400      7.6    1,200     8.3     1,500     8.1     1,900     7.9     2,300     9.8
Commercial and industrial loans     2,700     10.3    2,700    10.0     2,600    12.4     3,000     9.6     3,300    11.8
Loans to individuals for personal
  expenditures                      3,318     24.5    2,906    21.3     2,446    20.2     2,004    21.4     1,458    24.9
All other loans                        --       .1       --      .5        --      .9        --      .2        --      .2
                                    _____    _____    _____   _____     _____   _____     _____   _____     _____   _____
                                   $9,818    100.0%  $9,006   100.0%   $8,548   100.0%   $8,871   100.0%   $8,431   100.0%
                                    _____    _____    _____   _____     _____   _____     _____   _____     _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31

                                    1993             1992             1991
                                Amount  Rate     Amount  Rate     Amount  Rate
                                             (Dollars in thousands)
Noninterest-bearing deposits $  119,322   --% $  112,054   --% $  102,795   --%
Interest-bearing deposits:
   Demand                       217,754 2.09     209,642 2.52     175,595 4.29
   Savings                      299,640 2.57     260,568 3.60     235,894 4.88
   Time                         622,789 4.81     646,261 5.85     654,776 7.16
                              _________ ____   _________ ____   _________ ____

                             $1,259,505       $1,228,525       $1,169,060
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1993:

                                               Large Time Deposits
                                                  by Maturity at
          Maturity Remaining                    December 31, 1993
                                                  (In thousands)

          Less than 3 months                          $29,155
          Over 3 through 6 months                      12,652
          Over 6 through 12 months                      7,927
          Over 12 months                               12,993
                                                       ______

                                                      $62,727
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31,
                                                     ________________________
                                                      1993     1992     1991
                                                      ____     ____     ____
Return on average total assets:
  Net income before deduction of minority interest    1.04%     .98%     .93%

  Return on average equity                           13.82    14.13    14.27

  Common dividend payout ratio                       22.22    21.00    21.56

  Average equity to average assets                    7.18     6.61     6.25

  Equity to assets ratio                              7.59     6.81     6.37

  Tier 1 leverage capital ratio                       7.55     6.71     6.21

  Primary capital ratio                               8.50     7.67     7.23
                                                      ____     ____     ____

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1993        1992        1991
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31            $37,981      34,882       23,590
Weighted average interest rate at
  December 31                                   2.31%       2.34         3.84
Maximum amount outstanding at any
  quarter-end                                $66,740      49,125       25,541
Average amount outstanding during
  the year                                   $42,715      33,240       20,340
Weighted average interest rate during
  the year                                      2.41%       2.78         4.74
                                                ____        ____         ____

          Information relative to other short-term borrowings, which consist primarily of notes payable by the Parent Company, Federal Reserve Bank borrowings and U.S. Treasury - tax depository note options, follows:

                                               1993        1992        1991
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31             $  --          120       4,174
Weighted average interest rate at
  December 31                                    --%        3.15        6.44
Maximum amount outstanding at any
  quarter-end                                 $  --        2,840       6,659
Average amount outstanding during
  the year                                    $  33        2,170       5,361
Weighted average interest rate during
  the year                                     3.62%        5.57        8.70
                                               ____         ____        ____

Item 2.   Properties.

          At December 31, 1993, the affiliated banks had 42 banking locations with approximately 281,000 square feet, all located in Iowa. Of these banking locations, 32 were owned by the Company - approximately 223,000 square feet; 3 were owned buildings on leased land - approximately 30,000 square feet and 7 were operated under lease contracts with unaffiliated parties - approximately 28,000 square feet. The Company has recently redesigned most of its banking facilities to enhance the overall appearance and stimulate marketing and selling of products.

          The Company leases certain real estate and equipment under long-term and short-term leases. The Company owns certain real estate which is leased to unrelated persons.

Item 3.   Legal Proceedings.

          The Company (Brenton Banks, Inc. and its subsidiaries) is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          The information appearing on pages 30 and 37 of the Corporation's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

          There were approximately 1,563 holders of record of the Parent Company's $5 common stock as of March 14, 1994. The closing bid price of the Parent Company's common stock was $26.75 on March 14, 1994.

          The Parent Company increased dividends to common shareholders in 1993 to $.60 per share, a 14.3 percent increase over $.525 for 1992. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1994, the Board of Directors declared a dividend of $.165 per common share. There are no restrictions on the Parent Company's present or future ability to pay dividends.

Item 6.   Selected Financial Data.

          The information appearing on page 19 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information appearing on pages 10 through 17 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The information appearing on pages 20 through 36 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Within the twenty-four months prior to the date of the most recent financial statements, there has been no change of accountants of the Company.


PART III


Item 10.  Directors and Executive Officers of the Registrant.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1993, is incorporated herein by reference. See also
Item 1(E) of this Form 10-K captioned "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1993, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1993, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1993, is incorporated herein by reference.


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          The following exhibits and financial statement schedules are filed as part of this report:

          (a)     1.  Financial Statements: See the financial statements on
                      pages 20 through 36 of the Company's Annual Report, filed as Exhibit 13 hereto, which are incorporated by reference herein.

                  2. Financial Statement Schedules: See Exhibits 11 and 12, for computation of earnings per share and ratios.

                  3.  Exhibits (not covered by independent auditors' report).

                      Exhibit 3

                      The Articles of Incorporation, as amended, and Bylaws, as amended, of Brenton Banks, Inc.

                      Exhibit 10

                      Summary of the Bank Bonus Plans under which some of the executive officers of the Parent Company and certain other personnel of the subsidiaries are eligible to receive a bonus each year.

                      Exhibit 10(i)

                      Summary of the Executive Bonus Plan under which some of the executive officers of the Parent Company are eligible to receive a bonus each year.

                      Exhibit 10(ii)

                      Summary of the Trust Division Bonus Plan under which one of the executive officers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10(iii)

                      Summary of the Brokerage Bonus Plan under which one of the executive officers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10(iv)

                      Summary of the Employee Bonus Plan under which employees of the Company are eligible to receive a bonus each year.

                      Exhibit 10(v)

                      Employment Agreement, dated July 6, 1989, between William H. Brenton and Brenton Banks, Inc. This Employment Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1989.

                      Exhibit 10(vi)

                      Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 200,000 shares of the Company's $5 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10(vii)

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1993, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance.

                      Exhibit 10(viii)

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1992, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1992, are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10(ix)

                      Merger Agreement between Brenton Banks, Inc. and Ames Financial Corporation, dated June 17, 1992. This Merger Agreement is incorporated by reference from Form S-4 of Brenton Banks, Inc. filed on August 13, 1992.

                      Exhibit 10(x)

                      Standard Agreement for Advances, Pledge and Security Agreement between Brenton banks and the Federal Home Loan Bank of Des Moines.

                      Exhibit 10(xi)

                      Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1993, setting forth the terms of the Parent Company's $2,000,000 short-term debt agreement.

                      Exhibit 10(xii)

                      Data Processing Agreement dated December 1, 1991 by and between Systematics, Inc. and Brenton Information Systems, Inc. This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10(xiii)

                      Item Processing Agreement dated December 1, 1991 between Brenton Bank Services, Inc. and the Federal Home Loan Bank of Des Moines. This Item Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10(xiv)

                      Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective January 1, 1986. This Restated Trust Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10(xv)

                      Amendment to the Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective May 31, 1989. The Amendment is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1989.

                      Exhibit 10(xvi)

                      Indenture Agreement with respect to Capital Notes dated April 12, 1993.

                      Exhibit 10(xvii)

                      Indenture Agreement with respect to Capital Notes dated April 14, 1992. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10(xviii)

                      Indenture Agreement with respect to Capital Notes dated August 5, 1991. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 10(xix)

                      Indenture Agreement with respect to Capital Notes dated March 27, 1991. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 10(xx)

                      Indenture Agreement with respect to Capital Notes dated April 5, 1985. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 11

                      Statement of computation of earnings per share.

                      Exhibit 12

                      Statement of computation of ratios.

                      Exhibit 13

                      The Annual Report to Shareholders of Brenton Banks, Inc., for the 1993 calendar year.

                      Exhibit 22

                      Subsidiaries.

                      Exhibit 24

                      Consent of KPMG Peat Marwick to the incorporation of their report dated January 31, 1994, relating to certain consolidated statements of condition of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

          The Parent Company will furnish to any shareholder upon request a copy of any exhibit upon payment of a fee of $.50 per page. Requests for copies of exhibits should be directed to Steven T. Schuler, Chief Financial Officer and Vice President/Treasurer/Secretary, at Brenton Banks, Inc., P.O. Box 961, Des Moines, Iowa 50304-0961.

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1993.

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ C. Robert Brenton
Chairman of the Board of Directors
C. ROBERT BRENTON

Date:  March 16, 1994




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ William H. Brenton
Chairman of the Executive Committee,
Vice Chairman of the Board of Directors and Director
WILLIAM H. BRENTON
Principal Executive Officer

Date:  March 16, 1994


By  /s/ C. Robert Brenton
Chairman of the Board and Director
C. ROBERT BRENTON
Principal Executive Officer

Date:  March 16, 1994

By  /s/ Junius C. Brenton
President (1990-1993) and Director
JUNIUS C. BRENTON
Principal Executive Officer

Date:  March 16, 1994



By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE

Date:  March 16, 1994



By  /s/ Steven T. Schuler
Vice President/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer

Date:  March 16, 1994



By  /s/ Thea H. Oberlander
Corporate Controller
THEA H. OBERLANDER

Date:  March 16, 1994


BOARD OF DIRECTORS

By  /s/ R. Dean Duben
R. DEAN DUBEN

Date:  March 16, 1994


By  /s/ Thomas R. Smith
THOMAS R. SMITH

Date:  March 16, 1994

EXHIBIT INDEX

Exhibits                                                               Page


          Exhibit 3

          The Articles of Incorporation, as amended, and
          Bylaws, as amended, of Brenton Banks, Inc.  . . . . . . . .   37

          Exhibit 10

          Summary of the Bank Bonus Plans under which some
          of the executive officers of the Parent Company
          and certain other personnel of the subsidiaries
          are eligible to receive a bonus each year.  . . . . . . . .   95

          Exhibit 10(i)

          Summary of the Executive Bonus Plan under which
          some of the executive officers of the Parent Company
          are eligible to receive a bonus each year.  . . . . . . . .   97

          Exhibit 10(ii)

          Summary of the Trust Division Bonus Plan under
          which one of the executive officers of the Parent
          Company is eligible to receive a bonus each year. . . . . .   99

          Exhibit 10(iii)

          Summary of the Brokerage Bonus Plan under which
          one of the executive officers of the Parent Company
          is eligible to receive a bonus each year. . . . . . . . . .  101

          Exhibit 10(iv)

          Summary of the Employee Bonus Plan under which
          employees of the Company are eligible to receive
          a bonus each year.  . . . . . . . . . . . . . . . . . . . .  103

          Exhibit 10(v)

          Employment Agreement, dated July 6, 1989, between
          William H. Brenton and Brenton Banks, Inc.  This
          Employment Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc., for the
          year ended December 31, 1989. . . . . . . . . . . . . . . .  105

          Exhibit 10(vi)

          Non-Qualified Stock Option Plan, Administrative
          Rules and Agreement under which officers of the
          Company are eligible to receive options to purchase
          an aggregate of 200,000 shares of the Company's
          $5 par value common stock.  This Non-Qualified Stock
          Option Plan, Administrative Rules and Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .  106

          Exhibit 10(vii)

          Long-Term Stock Compensation Plan, Agreements
          and related documents, effective for 1993, under
          which certain of the Company's senior officers and
          bank presidents are eligible to receive shares of
          Brenton Banks, Inc. stock based upon their service
          to the Company and Company performance. . . . . . . . . . .  107

          Exhibit 10(viii)

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1992, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents, effective for 1992, are incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1992. . . . . . . . . . . .  121

          Exhibit 10(ix)

          Merger Agreement between Brenton Banks, Inc. and
          Ames Financial Corporation, dated June 17, 1992.
          This Merger Agreement is incorporated by reference
          from Form S-4 of Brenton Banks, Inc. filed on
          August 13, 1992.  . . . . . . . . . . . . . . . . . . . . .  122

          Exhibit 10(x)

          Standard Agreement for Advances, Pledge and Security
          Agreement between Brenton banks and the Federal Home
          Loan bank of Des Moines.  . . . . . . . . . . . . . . . . .  123

          Exhibit 10(xi)

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1993, setting forth
          the terms of the Parent Company's $2,000,000 short-term
          debt agreement. . . . . . . . . . . . . . . . . . . . . . .  128

          Exhibit 10(xii)

          Data Processing Agreement dated December 1, 1991 by
          and between Systematics, Inc. and Brenton Information
          Systems, Inc.  This Data Processing Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1991.  . . . .  130

          Exhibit 10(xiii)

          Item Processing Agreement dated December 1, 1991
          between Brenton Bank Services, Inc. and the Federal
          Home Loan Bank of Des Moines.  This Item Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1992.  . . . . . . . . . . . . . . . . . . . .  131

          Exhibit 10(xiv)

          Restated Trust Agreement for Brenton Banks, Inc.
          Retirement Plan, effective January 1, 1986.  This
          Restated Trust Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1991. . . . . . . . . . . .  132

          Exhibit 10(xv)

          Amendment to the Restated Trust Agreement for
          Brenton Banks, Inc. Retirement Plan, effective
          May 31, 1989.  The Amendment is incorporated by
          reference from Form 10-K of Brenton Banks, Inc.
          for the year ended December 31, 1989. . . . . . . . . . . .  133

          Exhibit 10(xvi)

          Indenture Agreement with respect to Capital Notes
          dated April 12, 1993. . . . . . . . . . . . . . . . . . . .  134

          Exhibit 10(xvii)

          Indenture Agreement with respect to Capital Notes
          dated April 14, 1992.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .  149

          Exhibit 10(xviii)

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  150
          Exhibit 10(xix)

          Indenture Agreement with respect to Capital Notes
          dated March 27, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  151

          Exhibit 10(xx)

          Indenture Agreement with respect to Capital Notes
          dated April 5, 1985.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  152

          Exhibit 11

          Statement of computation of earnings per share. . . . . . .  153

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . . .  155

          Exhibit 13

          The Annual Report to Shareholders of Brenton Banks,
          Inc., for the 1993 calendar year. . . . . . . . . . . . . .  158

          Exhibit 22

          Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . .  201

          Exhibit 24

          Consent of KPMG Peat Marwick to the incorporation of
          their report dated January 31, 1994, relating to
          certain consolidated statements of condition of
          Brenton Banks, Inc. into the Registration Statement
          on Form S-8 of Brenton Banks, Inc.  . . . . . . . . . . . .  204
                          36