Form 10-Q
period 1994-03-31
BRENTON BANKS INC
filed 1994-05-16
CIK 14060

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549

                            FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended               Commission file number 0-6216
  March 31, 1994


                       BRENTON BANKS, INC.

Incorporated in Iowa              I.R.S. Employers Identification
                                           No. 42-0658989

Suite 300, Capital Square, 400 Locust, Des Moines, Iowa  50309

Registrant's telephone number, including area code:  515-237-5100


Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 6, 1994.

          7,902,166 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                March 31,     December 31,
                                                                                   1994           1993
                                                                              -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . $    46,860,185     42,548,497
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . . .         109,690             --
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . . .      12,400,000     41,875,000
Trading account securities  . . . . . . . . . . . . . . . . . . . . . . . .         389,754          9,850
Investment securities:
Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     404,482,615    412,209,721
Held to maturity (approximate market value of
  $70,675,000 and $66,892,000 at March 31, 1994
  and December 31, 1993, respectively)  . . . . . . . . . . . . . . . . . .      70,938,935     66,384,042
                                                                              -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . .     475,421,550    478,593,763
                                                                              -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,516,661      4,349,422
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     910,988,351    875,881,387
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .     (10,280,274)    (9,817,864)
                                                                              -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     900,708,077    866,063,523
                                                                              -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . .      23,352,609     23,147,521
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .      12,854,070     12,815,884
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,796,604     11,192,586
                                                                              -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,490,409,200  1,480,596,046
                                                                              ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . $   131,694,463    127,131,654
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     229,169,001    232,005,404
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     307,666,422    307,615,814
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     616,688,705    627,610,822
                                                                              -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,285,218,591  1,294,363,694
                                                                              -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . . .      56,258,354     37,664,328
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . . .              --             --
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . .      12,766,607     11,688,256
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,388,292     20,054,913
                                                                              -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,374,629,844  1,363,771,191
                                                                              -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . . .       4,300,513      4,407,190

Preferred stock, $1 par; 500,000 shares authorized;
  issuable in series, none issued . . . . . . . . . . . . . . . . . . . . .              --             --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    5,264,751 shares issued at March 31, 1994, and
    5,253,151 shares issued at December 31, 1993  . . . . . . . . . . . . .      26,323,755     26,265,755
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,733,670      5,598,027
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      79,544,419     77,517,613
  Unrealized gains (losses) on assets
  available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (125,001)     3,036,270
                                                                              -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . . .     111,476,843    112,417,665
                                                                              -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . $ 1,490,409,200  1,480,596,046
                                                                              ============== ==============


See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                                          Brenton Banks, Inc. and Subsidiaries

                                          Consolidated Statements of Operations

                                                     (Unaudited)


                                                                          For the 3 months ended March 31,
                                                                               1994             1993
                                                                          --------------- ----------------
Interest Income
  Interest and fees on loans . . . . . . . . . . . . . . . . . . . . . . $    17,895,259       16,960,100
  Interest and dividends on investments:
    Available for sale - taxable . . . . . . . . . . . . . . . . . . . .       3,363,579          391,578
    Available for sale - tax-exempt  . . . . . . . . . . . . . . . . . .       1,483,278               --
    Held to maturity - taxable . . . . . . . . . . . . . . . . . . . . .         334,933        5,263,474
    Held to maturity - tax-exempt  . . . . . . . . . . . . . . . . . . .         668,035        1,877,790
                                                                          --------------- ----------------
  Total interest and dividends on investments  . . . . . . . . . . . . .       5,849,825        7,532,842
                                                                          --------------- ----------------
  Interest on federal funds sold and securities
    purchased under agreements to resell . . . . . . . . . . . . . . . .         107,021          103,854
  Other interest income  . . . . . . . . . . . . . . . . . . . . . . . .           4,522               27
                                                                          --------------- ----------------
Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . .      23,856,627       24,596,823
                                                                          --------------- ----------------
Interest Expense
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . .       9,850,568       10,760,790
  Interest on federal funds purchased and securities
    sold under agreements to repurchase  . . . . . . . . . . . . . . . .         218,781          213,926
  Interest on other short-term borrowings  . . . . . . . . . . . . . . .              --            1,025
  Interest on long-term borrowings . . . . . . . . . . . . . . . . . . .         358,354          311,354
                                                                          --------------- ----------------
Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . .      10,427,703       11,287,095
                                                                          --------------- ----------------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . .      13,428,924       13,309,728
Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . .         402,413          443,826
                                                                          --------------- ----------------
Net interest income after provision for loan losses  . . . . . . . . . .      13,026,511       12,865,902
                                                                          --------------- ----------------
Noninterest Income
  Service charges on deposit accounts  . . . . . . . . . . . . . . . . .       1,384,546        1,380,841
  Insurance commissions and fees . . . . . . . . . . . . . . . . . . . .         505,668          455,345
  Other service charges, collection and exchange
    charges, commissions and fees  . . . . . . . . . . . . . . . . . . .         891,174          738,934
  Investment brokerage commissions . . . . . . . . . . . . . . . . . . .         820,856          660,969
  Fiduciary income . . . . . . . . . . . . . . . . . . . . . . . . . . .         560,248          488,737
  Net gains (losses) from securities                                              43,561           46,172
    available for sale . . . . . . . . . . . . . . . . . . . . . . . . .
  Other operating income . . . . . . . . . . . . . . . . . . . . . . . .         200,265          314,262
                                                                          --------------- ----------------
Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . .       4,406,318        4,085,260
                                                                          --------------- ----------------
Noninterest Expense
  Salaries and wages . . . . . . . . . . . . . . . . . . . . . . . . . .       5,956,143        5,441,632
  Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,400,548        1,242,990
  Occupancy expense of premises, net . . . . . . . . . . . . . . . . . .       1,140,974        1,057,259
  Furniture and equipment expense  . . . . . . . . . . . . . . . . . . .         752,634          654,407
  Data processing expense  . . . . . . . . . . . . . . . . . . . . . . .         673,327          695,130
  FDIC deposit insurance assessment  . . . . . . . . . . . . . . . . . .         724,977          676,750
  Advertising and promotion  . . . . . . . . . . . . . . . . . . . . . .         384,034          337,311
  Other operating expense  . . . . . . . . . . . . . . . . . . . . . . .       2,482,475        2,475,099
                                                                          --------------- ----------------
Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . .      13,515,112       12,580,578
                                                                          --------------- ----------------
Income before income taxes and minority interest . . . . . . . . . . . .       3,917,717        4,370,584
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         888,411        1,122,024
                                                                          --------------- ----------------
Income before minority interest  . . . . . . . . . . . . . . . . . . . .       3,029,306        3,248,560
Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .         135,728          139,494
                                                                          --------------- ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     2,893,578        3,109,066
                                                                          =============== ================

Per common and common equivalent share before the stock split in the form of a stock dividend:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           .55              .59
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .            .165             .145

Per common and common equivalent share after the stock split in the form of a stock dividend:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           .37              .39
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .11             .097
                                                                          =============== ================

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                  (Unaudited)


                                                                    For the 3 months ended March 31,
                                                                        1994               1993
                                                                   --------------     --------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,893,578          3,109,066
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .         402,413            443,826
          Depreciation and amortization  . . . . . . . . . . . .         900,975            801,509
          Net gains from securities available for sale . . . . .         (43,561)           (46,172)
          Net decrease in loans held for sale  . . . . . . . . .         832,761            817,733
          Increase in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .      (1,897,454)          (763,402)
          Decrease in accrued expenses, other
               liabilities and minority interest . . . . . . . .         635,507             38,081
                                                                   --------------     --------------
Net cash provided from operating activities  . . . . . . . . . .       3,724,219          4,400,641
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (37,746,081)                --
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      39,574,079                 --
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,860,285         10,014,585
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (13,777,225)       (75,925,369)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .       5,148,277         66,295,086
  Net increase in loans . . . . . . . . . . . . . . . .. . . . .     (35,046,967)        (6,739,559)
  Purchases of bank premises and equipment, net  . . . . . . . .        (980,080)        (1,046,829)
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .     (37,967,712)        (7,402,086)
                                                                   --------------     --------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-bearing
     demand and savings deposits . . . . . . . . . . . . . . . .       1,777,014        (29,887,324)
  Net decrease in time deposits . . . . . . . . . . . .. . . . .     (10,922,117)        (1,862,065)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .      18,594,026          6,048,159
  Net decrease in other short-term borrowings  . . . . . . . . .              --           (119,784)
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .         908,632          2,293,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .        (114,651)        (1,736,524)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .        (866,772)          (755,143)
  Proceeds from issuance of common stock under
     the employee stock purchase plan  . . . . . . . . . . . . .              --            116,883
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .         193,643            141,053
                                                                   --------------     --------------
Net cash provided from financing activities  . . . . . . . . . .       9,569,775        (25,761,745)
                                                                   --------------     --------------

Net decrease in cash and cash equivalents  . . . . . . . . . . .     (24,673,718)       (28,763,190)
Cash and cash equivalents at the beginning of the year . . . . .      84,433,347         90,907,949
                                                                   --------------     --------------
Cash and cash equivalents at the end of the period . . . . . . .  $   59,759,629         62,144,759
                                                                   ==============     ==============


                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $    9,498,543         10,856,391
Income taxes paid during the period  . . . . . . . . . . . . . .               0          1,288,000
Transfers from investment securities to assets held for. . . . .       4,074,055          1,297,299
                                                                   ==============     ==============


See accompanying notes to consolidated financial statements.


PART 1  -- Item 1.  Financial Statements

               BRENTON BANKS, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
                            (Unaudited)


1.     Adjustments and Reclassifications

            The accompanying financial statements for the interim periods were prepared without audit. In the opinion of management, all adjustments which were necessary for a fair presentation of financial position and results of operations, have been made. These adjustments were of a normal recurring nature.

2.     Additional Footnote Information

            In reviewing these financial statements, reference should be made to the 1993 Annual Report to Shareholders for more detailed footnote information.

3.     Statements of Cash Flows

            In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.     Income Taxes

            Federal income tax expense for the three months ended
       March 31, 1994 and 1993, was computed using the consolidated effective federal income tax rates.

            For the first three months of 1994 and 1993, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.     Common Stock Transactions

            On April 11, 1994, the Board of Directors declared a 3-for-2 stock split in the form of a stock dividend, for shareholders of record on April 21, 1994. The stock certificates were issued on May 3, 1994.

            During the first three months of 1994, options on 11,600 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. This transaction added $193,643 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2

5.     Common Stock Transaction, cont.

            In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 240,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to financial performance goals established by the Board of Directors. Under the plan, 60,995 shares were granted covering the performance period from 1992 through 1994; 52,429 shares were granted covering the performance period from 1993 through 1995; and 60,195 shares were granted covering the performance period from 1994 through 1996. There was no stock compensation expense associated with this plan for the first three months of 1994 or 1993.

6.     Income Per Share

            Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1994 and 1993 were 5,295,131 and 5,273,565, respectively, which included shares related to the Long-Term Stock Compensation Plan.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Capital Resources

     Net income for the first quarter of 1994 was $2,893,578, down from $3,109,066 one year ago. On a per common and common equivalent share basis, net income moved from $.59 per share last year to $.55 per share for the first quarter of 1994. The Company's annualized return on average assets (ROA) was .82 percent, compared to .93 percent for the same period in 1993; the annualized return on average equity (ROE) was 10.38 percent, compared to 12.63 percent one year ago.

     These earnings added to common stockholder's equity for the first quarter. Additionally, options exercised under the Non-Qualified Stock Option Plan added $193,643 to the Company's common stock and surplus. Cash dividends on common stock rose to $.165 per share in January 1994, up 13.8 percent from the $.145 dividend paid in January 1993.

     On April 12, 1994, the Board of Directors declared a 3-for-2 stock split in the form of a stock dividend to shareholders of record on April 21, 1994 payable on May 3, 1994. This stock split increased the number of shares outstanding, and proportionately affected the per share stock price.

     Effective December 31, 1993, the Company adopted the Statement of Financial Accounting Standards No. 115. Under this new accounting standard, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities which the Company may sell at its discretion prior to maturity are recorded at their fair value. Additionally, the aggregate unrealized net gains or losses including the effect of income tax and minority interest are recorded as a component of common stockholder's equity. At March 31, 1994, the aggregate unrealized losses from investments available for sale totaled $125,001, while the December 31, 1993 aggregate unrealized gains totaled $3,036,270.

     The Company's risk-based core capital ratio was 12.00 percent at March 31, 1994, and the total risk-based capital ratio was 13.13 percent. These exceeded the minimum regulatory requirements of
4.00 and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.41 percent at March 31, 1994, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations include the unrealized losses on investments available for sale.

Part I -- Item 2
Page 2 of 7

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 11.0 percent at March 31, 1994. The Parent Company had $5,584,000 of cash and short-term investments at the end of March, 1994. Additionally, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of March. Long-term borrowings of the Parent Company consisted entirely of $12,238,000 of capital notes, with a weighted average interest cost of 8.49 percent.

     Brenton Banks, Inc. common stock closed March 1994 at $26.50 per share, which is 1.25 times the book value per share of $21.17
on the same date.   This closing stock price represented a price-
to-trailing-12-months-earnings multiple of 10.0 times.



Liquidity

     The Company actively monitors and manages its liquidity position. The objective is to maintain sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, trading account securities, loans held for sale, and assets available for sale are readily marketable. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company's asset-liability position. Federal funds sold, trading account securities, loans held for sale, and assets available for sale comprised 28.2 percent of the Company's total assets at the end of March 1994.

     Net cash provided from Company operations is another major source of liquidity. The net cash provided from operating activities was $3,724,219 for the first quarter of 1994. The Company's trend of strong cash from operations is expected to continue into the foreseeable future.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. The Company borrowed $8 million from the Federal Home Loan Bank of Des Moines as a means of providing long-term fixed-rate funding for certain fixed-rate assets. Additionally, the Company was in a net Federal funds borrowing position at the end of the first quarter.

     The combination of a high level of potentially liquid assets, strong cash from operations, and low dependence on volatile liabilities provided sufficient liquidity for the Company at March 31, 1994.

Part 1 -- Item 2
Page 3 of 7

Asset-Liability Management and Net Interest Margin

     During the last two years, the Company has improved the sophistication of its asset-liability system. This new system simulates the effect of various interest rate scenarios on net interest income. This analysis process is also used to project the results of alternative investment decisions. Management performs in-depth analysis of the simulations to manage interest rate risk and the Company's net interest margin. This new system is very valuable in this time of unstable interest rates.

     At the end of March, the Company's stable one-year GAP position was negative, meaning fewer assets are scheduled to reprice within one year than liabilities. This situation suggests that a decline in interest rates may benefit the Company and that a rise in interest rates may negatively impact the net interest margin. The Company can partly neutralize the effect of interest rate changes by controlling the timing of rate changes on deposit accounts.

     The Company's assets and liabilities continued to reprice at lower interest rates during the past year, increasing pressure on the net interest margin, which fell to 4.10 percent from 4.32 percent one year ago. During the last year, the Company's interest rates earned on assets declined more than rates paid on deposits and other borrowings. Average loans grew 17.6 percent from one year ago, mitigating the decline in rates earned on assets and thus the net interest margin.

     Net interest income for the first three months of 1994 grew
0.9 percent to $13,428,924 from $13,309,728 one year ago. This minimal growth is the primary reason for the first-quarter earnings decline, since expenses related to the Company's current growth initiatives rely on the Company's strong net interest income base.



Results of Operations

THE THREE MONTHS ENDED MARCH 31, 1994, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993

Net Income

     During the first quarter of 1994, the Company's earnings declined $215,488 from the first quarter of 1993. This decline was caused primarily by the net interest margin, which fell to 4.10 percent from 4.32 percent one year ago. Additionally, the Company experienced normal expense growth.

Part 1 -- Item 2
Page 4 of 7

     While the first quarter results are disappointing, a number of successes that will provide future earnings growth for the Company occurred. Some of these first quarter accomplishments include:
     - A 17.6 percent increase in average loans;
     - A 7.9 percent increase in noninterest income;
     - A 24.2 percent increase in investment brokerage income;
     - A 49.6 percent increase in real estate fees associated with new or refinanced secondary market mortgage loans;
     - An 11.1 percent increase in insurance commissions and fees;
     - Additional banking and investment brokerage offices; and,
     - Expanded customer service, operational, and marketing abilities.


Noninterest Income

     Noninterest income is critical to the Company's earnings performance, particularly during periods of compressed net interest margins. The Company is continuing to diversify its income stream through the growth of fee-based financial services. For the first quarter of 1994, total noninterest income grew 7.9 percent over one year ago to $4,406,318.

     Contributing to this growth was a 24.2 percent increase in commissions generated by Brenton Brokerage, Inc., which increased its staff by eight brokers in the past year. The expansion of this rapidly growing income producer continues as it opens additional retail offices.

     Other charges and fees rose 20.6 percent, largely due to a
49.6 percent increase in real estate loan fees associated with new and refinanced home mortgage loans sold in the secondary market. During the first quarter, real estate loan closings represented $20.6 million, compared to $17.2 million for the first quarter of 1993. Six real estate originators were added in the past 12 months to enhance consumer access to our real estate mortgage services. Additionally, the Company is moving toward selling mortgage loans directly to FNMA (Fannie Mae) and FHLMC (Freddie Mac) to further increase profitability.

     Growth in insurance commissions and fees is expected as a result of our first-quarter purchase of a Tama/Toledo insurance agency, which added six insurance representatives. The Company is also teaming up with two Iowa insurance companies to offer more life insurance and annuity products through our banking locations.

Part 1 -- Item 2
Page 5 of 7

Noninterest Expense

     For the first three months of 1994, noninterest expense rose
7.4 percent, as planned, to $13,515,112. Accounting for 71.9 percent of this increase were personnel costs. In addition to normal annual salary increases, commissions paid to brokers in the areas of investment brokerage, insurance and real estate loan origination rose proportionately to the related income.

     The Company also added personnel to expand customer service, operational and marketing abilities. Among these were two data processing programmers to keep up with changing products, two representatives to focus on cash management services, and an international banking specialist.

     Expenses related to occupancy, furniture and equipment rose
10.6 percent. This increase stems from facility redesigns, technological enhancements and new facilities, which - over the past year - have included opening an additional Davenport bank office and a new bank office in Ankeny, a growing suburban market near Des Moines. In addition, steps were taken toward opening a new banking office in Iowa City and investment brokerage offices in downtown Des Moines and Newton.

     Other operating expenses rose only 0.3 percent from one year ago. The Company's choice to list Brenton Banks, Inc. stock with the Nasdaq National Market added an fee of $30,000 in the first quarter. Other changes were not significant.

     The Company's net noninterest margin was 2.49 percent for the first quarter of 1994, compared to 2.45 percent one year ago. The reduction of this margin, which measures operating efficiency, is a major goal of the Company. The increase in this margin for the first quarter of the year, resulted from the lower-than-expected growth in average assets and expected increases in noninterest expense.


Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans which produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company both on a tax equivalent yield basis and in income tax savings. The effective rate of income tax as a percent of income before income tax and minority interest was 22.7 percent for the first quarter of 1994, compared to 25.7 percent one year earlier.

Part 1 -- Item 2
Page 6 of 7

Loan Growth and Quality

     For the first quarter of 1994, the Company posted $886.7 million in average loans, a 17.6 percent increase over the first quarter of 1993. This year's annual growth is anticipated to exceed 10 percent.

     Brenton Banks, Inc.'s solid loan quality was again demonstrated during the first quarter of this year. Nonperforming loans for the quarter were $5,390,000, up from $4,444,000 one year ago. This reflects only 0.59 percent of loans, which is virtually unchanged from 0.58 percent one year earlier.

     The Company's reserve for loan losses as a percentage of nonperforming loans was a strong 190.73 percent, compared to 210.93 percent one year ago. The first-quarter provision for loan losses expenses was $402,413, down from $443,826 for the first three months of 1993. For the first quarter, the Company experienced net recoveries of previously charged-off loans representing .03 percent of average loans.

     The Company continues to rank highly among its peers in asset quality, according to the December 31, 1993, Midwest Regional Banking Review issued by Stifel Nicolaus & Co., Inc. Among 40 peers, Brenton Banks, Inc. ranked sixth in nonperforming loans to total loans, fifth in provision expense to average loans, and fourth in net charge-offs to average loans.


The Economy

     Rising interest rates, health care reform and weather are key issues that will affect Iowa's economy during 1994, say economists and politicians. Prompting optimism, however, are the improvements of key economic indicators for the month of March, according to the Des Moines Register's Iowa Economic Index. According to that report, "Comparisons with the country as a whole..show that Iowa and the Midwest are now doing better than other parts of the nation."

     The state's unemployment rate continued to decline in the first quarter, ending March at 3.6 percent. More Iowans were employed in manufacturing than at any time sine 1980, working an average 42.1 hours per week, up from 41.3 hours one year ago. Non-farm employment grew to 1.29 million, compared to 1.25 million in March 1993.

     New residential home construction, which grew throughout 1993, remained strong throughout the first quarter. In major Iowa communities, the value of new housing permits grew to $62.4 million in March, up from $49.7 million in March 1993.

Part 1 -- Item 2
Page 7 of 7

     The farm profit index, which is a ratio of farm prices received to prices paid, experienced its third consecutive year of growth. For the month of March, the 1994 ratio was 69 percent, compared to 68 percent in 1993 and 64 percent in 1992. For the remainder of 1994, weather will be a driving force in the state's overall economy. Approximately 8 percent of the Company's loans are to farmers.


Looking Ahead

     Diversifying financial services has long been a Company strategy to increase fee income while complementing traditional bank products and services. Management is committed to further expanding product offerings to include new and emerging financial services. In addition, the Company continues to investigate acquisition opportunities in metropolitan and regional economic centers of Iowa and surrounding states as a means for further growth.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1994.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRENTON BANKS, INC.
                              -----------------------------------
                              (Registrant)

- - -----------------------------------------------------------------
Dated                         /s/ Robert L. DeMeulenaere
                              President



- - ----------------------------------------------------------------
Dated                         /s/ Steven T. Schuler
                              Chief Financial Officer and
                              Vice President/Treasurer/Secretary