Form 10-Q
period 1994-06-30
BRENTON BANKS INC
filed 1994-08-11
CIK 14060

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549

                            FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended               Commission file number 0-6216
  June 30, 1994


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August 5, 1994.

          7,895,146 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements
Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)
                                                      June 30,     December 31,
                                                        1994           1993
                                                   -------------- --------------
Assets

Cash and due from banks                          $    49,698,933     42,548,497
Interest-bearing deposits with banks                   3,134,628             --
Federal funds sold and securities purchased
  under agreements to resell                          11,025,000     41,875,000
Trading account securities                                26,633          9,850
Investment securities:
  Available for sale                                 365,753,705    412,209,721
  Held to maturity (approximate market value of
    $77,152,000 and $66,892,000 at June 31, 1994,
    and December 31, 1993, respectively               77,832,014     66,384,042
                                                  ______________  _____________

Investment securities                                443,585,719    478,593,763
                                                  ______________  _____________

Loans held for sale                                    2,489,530      4,349,422
Loans                                                952,043,847    875,881,387
  Allowance for loan losses                          (10,643,393)    (9,817,864)
                                                  ______________  _____________

Loans, net                                           941,400,454    866,063,523
                                                  ______________  _____________

Bank premises and equipment                           24,836,473     23,147,521
Accrued interest receivable                           12,459,552     12,815,884
Other assets                                          14,071,711     11,192,586
                                                  ______________  _____________

Total assets                                     $ 1,502,728,633  1,480,596,046
                                                  ==============  =============

Liabilities and stockholders' Equity:
Deposits:
  Noninterest-bearing                            $   125,784,276    127,131,654
  Interest-bearing:
    Demand                                           224,969,002    232,005,404
    Savings                                          300,954,684    307,615,814
    Time                                             628,531,619    627,610,822
                                                  ______________  _____________

Total deposits                                     1,280,239,581  1,294,363,694
                                                  ______________  _____________

Federal funds purchased and securities sold
  under agreements to repurchase                      58,685,848     37,664,328
Other short-term borrowings                            4,000,000             --
Accrued expenses and other liabilities                13,251,667     11,688,256
Long-term borrowings                                  30,518,000     20,054,913
                                                  ______________  _____________

Total liabilities                                  1,386,695,096  1,363,771,191
                                                  ______________  _____________

Minority interest in consolidated subsidiaries         4,264,806      4,407,190
Redeemable preferred stock, $1 par; 500,000
  shares authorized; issuable in series, none
  issued                                                      --             --
Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares
    authorized; 7,899,166 shares issued at
    June 30, 1994 and 5,253,151 shares issued
    at December 31, 1993                              39,495,830     26,265,755
  Capital surplus                                      5,694,590      5,598,027
  Retained earnings                                   68,608,093     77,517,613
  Unrealized gains (losses) on assets available
    for sale                                          (2,029,782)     3,036,270
                                                  ______________  _____________

Total common stockholders' equity                    111,768,731    112,417,665
                                                  ______________  _____________

Total liabilities and stockholders' equity       $ 1,502,728,633  1,480,596,046
                                                  ==============  =============

See accompanying notes to consolidated financial statements.

PART 1  -- Item 1.  Financial Statements
Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                               Six Months Ended               Three Months Ended
                                                                  June 30*                       June 30*
                                                           1994            1993             1994            1993
                                                      --------------- ---------------  --------------- ---------------
Interest Income
  Interest and fees on loans                         $    36,828,330      34,475,780       18,933,071      17,515,680
  Interest and dividends on investments:
    Available for sale - taxable                           6,656,096         785,833        3,292,517         394,255
    Available for sale - tax-exempt                        2,897,524               -        1,414,246               -
    Held to maturity - taxable                               703,507      10,185,027          368,574       4,921,553
    Held to maturity - tax-exempt                          1,308,940       3,742,105          640,905       1,864,315
                                                      ______________      __________       __________      __________

Total interest and dividends on investments               11,566,067      14,712,965        5,716,242       7,180,123
                                                      ______________      __________       __________      __________

  Interest on federal funds sold and securities
    purchased under agreements to resell                     321,633         199,390          214,612          95,536
  Other interest income                                        7,953          38,521            3,431          38,494

                                                      ______________      __________       __________      __________

Total interest income                                     48,723,983      49,426,656       24,867,356      24,829,833

                                                      ==============      ==========       ==========      ==========

Interest Expense
  Interest on deposits                                    19,766,445      21,319,018        9,915,877      10,558,228
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                      640,665         410,563          421,884         196,637
  Interest on other short-term borrowings                      6,817           1,200            6,817             175
  Interest on long-term borrowings                           828,682         623,831          470,328         312,477

                                                      ______________      __________       __________      __________

Total interest expense                                    21,242,609      22,354,612       10,814,906      11,067,517

                                                      ==============      ==========       ==========      ==========

Net interest income                                       27,481,374      27,072,044       14,052,450      13,762,316
Provision for loan losses                                    829,162         738,827          426,749         295,001

                                                      ______________      __________       __________      __________

Net interest income after provision for loan losses       26,652,212      26,333,217       13,625,701      13,467,315

                                                      ==============      ==========       ==========      ==========

Noninterest Income
  Service charges on deposit accounts                      2,759,398       2,836,360        1,374,852       1,455,519
  Insurance commissions and fees                           1,011,736         903,415          506,068         448,070
  Other service charges, collection and exchange
    charges, commissions and fees                          1,772,793       1,756,460          881,619       1,017,526
  Investment brokerage commissions                         1,514,437       1,381,111          693,581         720,142
  Fiduciary income                                         1,117,795         969,349          557,547         480,612
  Net gains (losses) from securities available for
    sale                                                      36,944         252,357           (6,617)        206,185
  Other operating income                                     378,586         404,576          178,321          90,314

                                                      ______________      __________       __________      __________

Total noninterest income                                   8,591,689       8,503,628        4,185,371       4,418,368

                                                      ==============      ==========       ==========      ==========
Noninterest Expense
  Salaries and wages                                      11,891,964      11,142,368        5,935,821       5,700,736
  Employee benefits                                        2,537,865       2,223,116        1,137,317         980,126
  Occupancy expense of premises, net                       2,273,757       2,056,088        1,132,783         998,829
  Furniture and equipment expense                          1,513,793       1,367,238          761,159         712,831
  Data processing expense                                  1,310,082       1,255,865          636,755         560,735
  FDIC deposit insurance assessment                        1,449,955       1,351,138          724,978         674,388
  Advertising and promotion                                  804,948         708,275          420,914         370,964
  Other operating expense                                  5,234,834       5,077,527        2,752,359       2,602,428

                                                      ______________      __________       __________      __________

Total noninterest expense                                 27,017,198      25,181,615       13,502,086      12,601,037

                                                      ==============      ==========       ==========      ==========

Income before income taxes and minority interest           8,226,703       9,655,230        4,308,986       5,284,646
Income taxes                                               1,943,184       2,573,372        1,054,773       1,451,348
                                                      ______________      __________       __________      __________

Income before minority interest                            6,283,519       7,081,858        3,254,213       3,833,298
Minority interest                                            283,128         308,623          147,400         169,129
                                                      ______________      __________       __________      __________

Net income                                           $     6,000,391       6,773,235        3,106,813       3,664,169

                                                      ==============      ==========       ==========      ==========
Per common and common equivalent share**:
  Net income                                         $          0.76            0.86             0.39            0.46
  Cash dividends                                                0.22            0.19             0.11            0.10

                                                      ==============      ==========       ==========      ==========

 *See accompanying notes to consolidated financial statements.

**Restated for the 3-for-2 stock split in the form of a stock dividend effective May 1994.

PART 1 -- Item 1.  Financial Statements

Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                 For the 6 months ended June 30
                                                     1994             1993
                                                 -------------   --------------

Operating Activities:
  Net income                                    $   6,000,391        6,773,235
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses                     829,162          738,827
        Depreciation and amortization               1,806,772        1,602,378
        Net gains from securities available
          for sale                                    (36,944)        (252,357)
        Net decrease in loans held for sale         1,859,892       (1,229,947)
        Increase in accrued interest receivable
            and other assets                          280,457        2,195,627
        Decrease in accrued expenses, other
            liabilities and minority interest       1,614,365         (218,482)
                                                 ____________     ____________

Net cash provided from operating activities        12,354,095        9,609,281

                                                 ============     ============

Investing Activities:
  Investment securities available for sale:
    Purchases                                     (52,751,708)      (2,944,802)
    Maturities                                     84,475,315       19,615,983
    Sales                                          10,529,096       26,752,738
  Investment securities held to maturity:
    Purchases                                     (26,264,479)    (147,854,941)
    Maturities                                     10,742,452      124,159,433
  Net increase in loans                           (76,166,093)     (47,987,892)
  Purchases of bank premises and equipment,
    net                                            (3,244,052)      (2,159,470)
  Purchase of common stock under repurchase
    plan                                             (108,025)              --

                                                 ____________     ____________

Net cash used by investing activities             (52,787,494)     (30,418,951)

                                                 ============     ============

Financing Activities:
  Net increase (decrease) in noninterest-
    bearing, interest-bearing demand and
    savings deposits                              (15,044,910)     (28,050,273)
  Net increase (decrease) in time deposits            920,797       (5,944,033)
  Net increase in federal funds purchased and
    securities sold under agreements to
    repurchase                                     21,021,520       15,367,790
  Net increase (decrease) in other short-term
     borrowings                                     4,000,000         (119,784)
  Proceeds of long-term borrowings                 11,660,000        1,012,000
  Repayment of long-term borrowings                (1,196,913)      (1,838,679)
  Dividends on common stock                        (1,736,035)      (1,514,099)
  Proceeds from issuance of common stock under
    the employee stock purchase plan                       --          177,384
  Proceeds from issuance of common stock under
    the stock option plan                             265,088          314,818
  Payment for fractional shares in 3-for-2
    stock                                              (4,301)              --
                                                 ____________     ____________

Net cash provided from financing activities        19,885,246      (20,594,876)

                                                 ============     ============

Net decrease in cash and cash equivalents         (20,548,153)     (41,404,546)
Cash and cash equivalents at the beginning of
  the year                                         84,433,347       90,907,949
                                                 ____________     ____________

Cash and cash equivalents at the end of the
  period                                        $  63,885,194       49,503,403

                                                 ============     ============

Supplemental Cash Flow Information
(Unaudited)
Interest paid during the period                 $  19,651,394       21,603,893
Income taxes paid during the period                 2,309,137        2,647,877
Transfers from investment securities to assets
  held for sale                                     4,074,055       38,709,041

                                                 ============     ============

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

3.     Statements of Cash Flows

            In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.     Income Taxes

            Federal income tax expense for the six months ended
       June 30, 1994 and 1993, was computed using the consolidated effective federal income tax rates.

            For the first six months of 1994 and 1993, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.     Common Stock Transactions

            On April 11, 1994, the Board of Directors declared a
       3-for-2 stock split in the form of a stock dividend, for shareholders of record on April 21, 1994. The stock certificates were issued on May 3, 1994.

            During the first six months of 1994, options on 25,150 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. This transaction added $265,088 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2

5.     Common Stock Transaction, cont.

            In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 240,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to financial performance goals established by the Board of Directors. Under the plan, 60,995 shares were granted covering the performance period from 1992 through 1994; 52,429 shares were granted covering the performance period from 1993 through 1995; and 60,195 shares were granted covering the performance period from 1994 through 1996. Compensation expense associated with this plan for the first six months of 1994 and 1993 was $0 and $193,202, respectively.

6.     Income Per Share

            Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1994 and 1993 were 7,951,423 and 7,884,745, respectively, which included shares related to the Long-Term Stock Compensation Plan.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Capital Resources

     As of June 30, 1994 the Company's tier one leverage capital ratio, which measures capital excluding intangible assets, was 7.37% exceeding the regulatory minimum requirement range of 3.0% to 5.0%. This capital calculation includes unrealized losses on assets available for sale. The Company's risk based core capital ratio was 11.63% at June 30, 1994 and the total risk base capital ratio was 12.75%. These exceed the minimum regulatory requirements of 4.0% and 8.0%, respectively.

     Total common stockholders' equity totaled $111,768,731 as of June 30, 1994. This is down slightly from December 31, 1993, due primarily to the FASB 115 adjustment. Effective December 31, 1993 the Company adopted this Statement of Financial Accounting Standards No. 115. Under this new accounting standard, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities which the Company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses including the income tax and minority interest effect are recorded as a component of stockholders' equity. At June 30, 1994 aggregate unrealized losses from assets available for sale totaled $2,029,782, while at December 31, 1993 aggregate unrealized gains totaled $3,036,270, resulting in a net decline of $5,066,052 for the first six months of 1994.

     Net income for the first six months of 1994 totaled
$6,000,391. The Company's annualized return on average assets was .84% compared to 1.01% for the same period of 1993. The Company's annualized return on average equity was 10.77% compared to 13.79% one year ago.

     The Company paid a dividend of $.22 per common share in the first half of 1994 compared to $.19 per common share for the first half of 1993, a 15.8% increase. Dividends for the first half of 1994 totaled $1,736,035. In July of 1994, the Board declared a dividend of $.11 per share compared to a dividend of $.10 per share paid in the third quarter of 1993.

     During the second quarter of 1994, the Board of Directors authorized a plan to repurchase up to $2 million of the Company's common stock. As of June 30, 1994 the Company had purchased 5,500 shares for a total of $108,025. Also during the first half of 1994, the Company had an increase in common stockholders' equity of $265,088 relating to the exercise of outstanding options on 25,150 shares of common stock.

Part I -- Item 2
Page 2 of 7

     The debt-to-equity ratio of Brenton Banks, Inc. (the Parent Company) was 11.2% at June 30, 1994. The Parent Company also had $7,246,000 of cash and short-term investments at the end of June 1994. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of June. The Parent Company has sufficient liquid assets and additional borrowing capacity should an acquisition or expansion opportunity arise.

     Brenton Banks, Inc. common stock closed June 1994 at $19.75 per share, which is 140% of book value per share of $14.15. This closing stock price represents a price to trailing twelve months earnings multiple of 11.6 times.


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, trading account securities, loans held for sale, and investments available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Other marketable assets may be sold prior to maturity to meet liquidity needs, to respond to market conditions or to adjust the Company's asset/liability management position. Readily marketable assets at June 30, 1994 comprised 25.2% of the Company's total assets.

     Another general indicator of liquidity is the loan-to-deposit ratio. At June 30, 1994 the loan-to-deposit ratio was 74.4%, up from 64.8% at June 30, 1993. While this is a significant increase in loans and does tighten the liquidity position, it is not high enough to cause liquidity concerns.

     The Company also has a stable deposit base and relatively low levels of large deposits which results in a low dependence on volatile liabilities. The combination of the high level of marketable assets and the low dependence on volatile liabilities provides sufficient liquidity for the Company at June 30, 1994.


Results of Operations

     The six months ended June 30, 1994, compared to the six months ended June 30, 1993.


Net Income

     Brenton Banks, Inc. recorded net income for the first six months of 1994 of $6,000,391, which is a decline of 11.4% from net

Part I -- Item 2
Page 3 of 7

income for the first half of 1993 of $6,773,235. On a per common and common equivalent share basis, net income was $.76 per share for the first half of 1994 compared to $.86 one year ago.

     This decline was caused primarily by low growth in net interest income as a result of a decline in the net interest margin, modest growth in noninterest income, coupled with normal growth of operating expense. While the results of the first half of 1994 are disappointing, a number of positive actions occurred that will provide future earnings growth for the Company. These include the following:

     - Strong loan growth which totaled 19.1% growth in average loans. This was due mainly to growth in the consumer and commercial loan portfolios. The Company continues to expand efforts to provide loan origination throughout the state of Iowa.
     - Continued focus on nontraditional sources of noninterest income. The Company is committed to continued expansion of investment brokerage and insurance activities. In the first half of 1994 the Company opened an additional
        investment brokerage office in Des Moines and Newton.   At
        June 30, 1994, the Company had 29 on-site brokers at 19 of the Brenton Bank offices throughout the state.

     - Expansion in key growth communities within the state. Through the Brenton Savings Bank, FSB an office was opened in Ankeny, Iowa during the first half of 1994. Plans are underway to open an additional office in Iowa City within the next six months.

     - Additional office locations. Brenton announced plans to open our first banking office in a major supermarket to be located in Cedar Rapids. This is a pilot project looking at other distribution systems for Brenton products and services. In addition, a new banking office will be opened in a developing area in Davenport, Iowa.

     - Expansion of Brenton's corporate and cash management services. In the past year Brenton has expanded its corporate and cash management services dramatically. Sale activities of these products are expanding and have been well received by customers.


Net Interest Income

     Average earnings assets increased 6.4% from the first half of 1993 to the first half of 1994. However, this growth was off set by a decline in the net interest margin, which fell from 4.34% for the first half of 1993 to 4.16% for 1994. The decline in the

Part I -- Item 2
Page 4 of 7

margin was primarily due to lower interest rates on earning assets which fell further than the rates on interest-bearing liabilities. Anticipating a tightened net interest margin, the Company focused on growth in loans. This emphasis produced a 19.1% increase in average loans compared to one year ago. However, due to the interest environment the average yield of the loan portfolio declined by 93 basis points from the previous year.

     The net interest margin for the second quarter of 1994 was 4.22% compared to 4.10% for the first quarter of 1994.

     During the last two years the Company has improved the sophistication of its asset/liability management system. This simulation process is used to project the results of various interest rate scenarios and alternative investment decisions. Management performs analysis to manage interest rate risk and the Company's net interest margin.

     At the end of June 1994 the Company's static gap position was negative, meaning that fewer assets are scheduled to reprice within one year than liabilities. This situation would suggest that a decline in interest rates would benefit the Company and that a rise in interest rates would negatively impact net interest margin. The Company believes that this negative impact could partly be neutralized by controlling the timing of rate change on interest-bearing liabilities. This would be more difficult if interest rates rose quickly over a short period of time.


Provision for Loan Losses and Asset Quality

     Brenton's solid loan quality was again demonstrated as nonperforming loans dropped to $3,688,000 at June 30, 1994 from $4,271,000 one year ago. This low level of nonperforming loans is reflected in the nonperforming loan to total loan ratio of .39% at June 30, 1994 compared to .53% one year ago. In comparing to industry averages these ratios are both very good. The Company's reserve for loan losses as a percentage of nonperforming loans was a strong 288.6% at the end of June 1994, and represented 1.12% of total loans at that date. For the first six months of 1994, the provision for loan losses expense was $829,162 compared to $738,827 for the same period one year ago. These provisions are quite low given the size of the loan portfolio and are indicative of the high quality within the portfolio.


Noninterest Income

     Generating noninterest income is crucial to the Company's earning performance, particularly when compressed net interest margins cause modest growth in net interest earnings. For the first half of 1994 total noninterest income (excluding securities transactions) rose to $8,554,745 from $8,251,271 one year ago. Contributing to this improvement were a 9.7% increase in investment

Part I -- Item 2
Page 5 of 7

brokerage commissions, a 12.0% growth in insurance commissions and a 15.3% rise in fiduciary income.

     Two noteworthy declines in noninterest income were experienced in the first half of 1994. The first was service charges on deposit accounts which declined about $77,000 or 2.7%. This decline is a result of lower fees associated with checking accounts. This may be a trend that will continue in the future and is being recognized throughout the industry. The second was a significant decline in secondary market real estate loan fees. The rise in interest rates over the past six months has caused real estate mortgage activity to decline from levels experienced in 1993 when mortgage rates hit a twenty-five year low. Fees associated with secondary market loan activity declined 23.8% from one year ago or $187,000. Over the last two years the Company has expanded its real estate loan origination capability and despite the recent decline in activity, the Company is originating four times the volume of secondary market loans as it did four years ago. The Company will continue to focus on expansion of real estate mortgage banking activities.


Noninterest Expense

     For the first half of 1994 noninterest expense totaled $27,017,198, an increase of 7.3% from one year ago. Salaries and related benefits comprise 58.0% of this total increase due partly to commissions related to increased investment brokerage, insurance and real estate sales activities. In addition, normal salary increases and related fringe benefits added in this increase. Another component of the increase in noninterest expense was occupancy and furniture and equipment expense which rose 10.6% over one year ago due primarily to banking office remodeling associated with our mission to provide premier facilities for our banking customers.

     The Company's net noninterest margin, which measures operating efficiency, and is a major improvement goal of the Company was 2.48% for the first half of 1994 compared to 2.41% one year ago.


Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans which produce tax exempt income. The goal is to maintain the maximum level of tax exempt assets in order to benefit the Company on both a tax equivalent interest yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 23.6% for the first half of 1994 compared to 26.7% one year ago.

Part I -- Item 2
Page 6 of 7

Economy

     At the end of May 1994 and for the third consecutive month, Iowa's unemployment rate remained a low 3.6%. For the month of May, non-farm employment grew to 1.32 million from 1.29 million one year ago. Additionally, the average manufacturing work week topped 41 hours for the 10th straight month. Iowa's hearty economy was also revealed in May when the value of housing permits issued in major Iowa communities spiraled to $57.8 million, a dramatic increase from the $43.6 million one year earlier. Further, consumer spending was up with sales tax receipts growing to $88.3 million from $87.7 million one year ago. Additional good news came in Iowa's agriculture front as record crops were predicted for both corn and soybeans. This should create a positive attitude towards purchases among Iowa's farmers and ag related businesses.


Results of Operations

     The three months ended June 30, 1994 Compared to the three months ended June 30, 1993.


Net Income

     For the three months ended June 30, 1994, net income totaled $3,106,813 compared to $3,664,169 one year ago. Earnings per common and common equivalent share totaled $.39 for the second quarter of 1994 compared to $.46 for the second quarter of 1993. In analyzing the results of operation there is much similarity in the analysis of the second quarter and the first six months. Primary factors for the earnings decline include modest growth in net interest income, a lack of growth in noninterest income, coupled with normal growth in noninterest expense.


Net Interest Income

     Net interest income for the second quarter of 1994 grew a modest 2.1% compared to second quarter of 1993. Net interest income for the quarter totaled $14,052,450. Growth in earning assets was offset by a decline in the net interest margin, which was 4.22% in 1994 compared to 4.38% in 1993. The decline in the interest margin was due primarily to yields on earning assets falling further than rates paid on interest-bearing liabilities.


Provision for Loan Losses

     The provision for loan losses for the second quarter of 1994 totaled $426,749 an increase of 44.7% over the same period of 1993. While this appears to be a significant increase, provisions for both years are modest in light of the high quality of the loan portfolio.

Part I -- Item 2
Page 7 of 7

Noninterest Income

     Noninterest income in total declined by $232,997 from the second quarter of 1993 to the second quarter of 1994. The major cause of this was a decrease in securities gains in 1994 compared to 1993. In 1994 securities losses of $6,617 were taken in the second quarter compared to gains of $206,185 in the second quarter of 1993. The trends mentioned above in the results of the first half of the year were true for the second quarter. Service charges on deposit accounts declined by 5.5% and fees on secondary market real estate loans were down $202,000 from the second quarter of 1993. Insurance commission and fees increased 12.9% from the prior year's quarter and fiduciary income was up 16.0%.


Noninterest Expense

     As with the results of the first half of the year, noninterest expense grew 7.2% from the prior year's quarter. Salary and related fringe benefit costs were up 5.9% and comprised 43.5% of the total noninterest expense increase. Occupancy expense and furniture and equipment expense were up a combined 10.6%, again relating to new facilities and facility remodeling as part of our mission to provide premier facilities for Brenton customers. The Company's net noninterest margin was 2.49% for the second quarter of 1994 compared to 2.38% for the second quarter of 1993.


Looking Ahead

     Diversifying financial products and services remains a key Company strategy to increase noninterest income, compliment traditional banking products and services and better serve Brenton customers. Management is committed to expanding the financial products and services to include new and emerging financial services. In addition, the Company continues to investigate acquisition opportunities in economic centers throughout Iowa and surrounding states that fit into our growth strategy.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended June 30, 1994.


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