Form 10-Q
period 1994-09-30
BRENTON BANKS INC
filed 1994-11-14
CIK 14060

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

                          FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended               Commission file number 0-6216
  September 30, 1994


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 7, 1994.

           7,904,646  shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements
Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

                                                         September 30,   December 31,
                                                              1994           1993
                                                         -------------- --------------
Assets

Cash and due from banks                                $    50,044,584     42,548,497
Interest-bearing deposits with banks                            89,050             --
Federal funds sold and securities purchased under
  agreements to resell                                      36,600,000     41,875,000
Trading account securities                                     152,520          9,850
Investment securities:
  Available for sale                                       356,545,407    412,209,721
  Held to maturity (approximate market value of
    $85,343,000 and $66,892,000 at September 30, 1994,
    and December 31, 1993, respectively)                    86,526,707     66,384,042
- - --------------------------------------------------------------------------------------
Investment securities                                      443,072,114    478,593,763
- - --------------------------------------------------------------------------------------
Loans held for sale                                          2,505,000      4,349,422
Loans                                                      965,575,537    875,881,387
  Allowance for loan losses                                (10,583,707)    (9,817,864)
- - --------------------------------------------------------------------------------------
Loans, net                                                 954,991,830    866,063,523
- - --------------------------------------------------------------------------------------
Bank premises and equipment                                 25,224,140     23,147,521
Accrued interest receivable                                 14,505,413     12,815,884
Other assets                                                16,215,339     11,192,586
- - --------------------------------------------------------------------------------------
Total assets                                           $ 1,543,399,990  1,480,596,046
======================================================================================
Liabilities and stockholders' equity:
Deposits:
  Noninterest-bearing                                  $   134,359,029    127,131,654
  Interest-bearing:
    Demand                                                 265,679,721    232,005,404
    Savings                                                279,188,707    307,615,814
    Time                                                   628,504,745    627,610,822
- - --------------------------------------------------------------------------------------
Total deposits                                           1,307,732,202  1,294,363,694
- - --------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
  agreements to repurchase                                  63,994,175     37,664,328
Other short-term borrowings                                         --             --
Accrued expenses and other liabilities                      13,948,133     11,688,256
Long-term borrowings                                        40,842,972     20,054,913
- - --------------------------------------------------------------------------------------
Total liabilities                                        1,426,517,482  1,363,771,191
- - --------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries               4,256,416      4,407,190
Redeemable preferred stock, $1 par; 500,000 shares
  authorized; issuable in series, none issued                       --             --
Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,891,166 shares issued at September 30, 1994 and
    5,253,151 shares issued at December 31, 1993            39,455,830     26,265,755
  Capital surplus                                            5,577,840      5,598,027
  Retained earnings                                         70,547,548     77,517,613
  Unrealized gains (losses) on assets available for sale    (2,955,126)     3,036,270
- - --------------------------------------------------------------------------------------
Total common stockholders' equity                          112,626,092    112,417,665
- - --------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $ 1,543,399,990  1,480,596,046
======================================================================================


See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements
Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                              Nine Months Ended            Three Months Ended
                                                                September 30*               September 30*
                                                         1994          1993           1994          1993
                                                     ------------- -------------  ------------- -------------
Interest Income
  Interest and fees on loans                        $  56,548,698    52,268,181     19,720,368    17,792,401
  Interest and dividends on investments:
    Available for sale - taxable                        9,738,281     1,499,948      3,082,185       714,115
    Available for sale - tax-exempt                     4,220,675            --      1,323,151            --
    Held to maturity - taxable                          1,203,333    14,187,779        499,826     3,980,585
    Held to maturity - tax-exempt                       1,942,355     5,804,645        633,415     2,062,540
- - -------------------------------------------------------------------------------------------------------------
Total interest and dividends on investments            17,104,644    21,492,372      5,538,577     6,757,240
- - -------------------------------------------------------------------------------------------------------------
  Interest on federal funds sold and securities
    purchased under agreements to resell                  742,408       335,724        420,775       136,334
  Other interest income                                    10,642        18,266          2,689         1,912
- - -------------------------------------------------------------------------------------------------------------
Total interest income                                  74,406,392    74,114,543     25,682,409    24,687,887
=============================================================================================================
Interest Expense
  Interest on deposits                                 30,253,638    31,741,957     10,487,193    10,422,939
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                 1,193,747       777,474        553,082       366,911
  Interest on other short-term borrowings                  17,698         1,200         10,881             -
  Interest on long-term borrowings                      1,387,690       897,571        559,008       273,740
- - -------------------------------------------------------------------------------------------------------------
Total interest expense                                 32,852,773    33,418,202     11,610,164    11,063,590
=============================================================================================================
Net interest income                                    41,553,619    40,696,341     14,072,245    13,624,297
Provision for loan losses                               1,269,494     1,028,827        440,332       290,000
- - -------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    40,284,125    39,667,514     13,631,913    13,334,297
=============================================================================================================
Noninterest Income
  Service charges on deposit accounts                   4,110,788     4,335,292      1,351,390     1,498,932
  Insurance commissions and fees                        1,580,985     1,349,371        569,249       445,956
  Other service charges, collection and exchange
    charges, commissions and fees                       2,706,778     2,742,240        933,985       985,780
  Investment brokerage commissions                      2,129,798     2,139,676        615,361       758,565
  Fiduciary income                                      1,671,182     1,452,095        553,387       482,746
  Net gains (losses) from securities
  available for sale                                     (261,229)      462,740       (298,173)      210,383
  Other operating income                                  611,516       531,394        232,930       126,818
- - -------------------------------------------------------------------------------------------------------------
Total noninterest income                               12,549,818    13,012,808      3,958,129     4,509,180
=============================================================================================================
Noninterest Expense
  Salaries and wages                                   17,945,066    17,002,458      6,053,102     5,860,090
  Employee benefits                                     3,625,907     3,192,301      1,088,042       969,185
  Occupancy expense of premises, net                    3,399,869     3,081,283      1,126,112     1,025,195
  Furniture and equipment expense                       2,347,274     2,026,041        833,481       658,803
  Data processing expense                               1,956,777     1,950,874        646,695       695,009
  FDIC deposit insurance assessment                     2,178,668     2,050,796        728,713       699,658
  Advertising and promotion                             1,275,853     1,101,011        470,905       392,736
  Other operating expense                               7,965,025     7,270,514      2,730,191     2,192,987
- - -------------------------------------------------------------------------------------------------------------
Total noninterest expense                              40,694,439    37,675,278     13,677,241    12,493,663
=============================================================================================================
Income before income taxes and minority interest       12,139,504    15,005,044      3,912,801     5,349,814
Income taxes                                            2,901,714     4,038,814        958,530     1,465,442
- - -------------------------------------------------------------------------------------------------------------
Income before minority interest                         9,237,790    10,966,230      2,954,271     3,884,372
Minority interest                                         428,763       484,345        145,635       175,722
- - -------------------------------------------------------------------------------------------------------------
Net income                                          $   8,809,027    10,481,885      2,808,636     3,708,650
=============================================================================================================
Per common and common equivalent share**:
  Net income                                        $        1.11          1.33           0.35          0.47
  Cash dividends                                             0.33          0.29           0.11          0.10
=============================================================================================================

 *See accompanying notes to consolidated financial statements.

**Restated for the 3-for-2 stock split in the form of a stock dividend effective May 1994.

PART 1 -- Item 1.  Financial Statements
Brenton Banks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                                            For the 9 months ended September 30,
                                                                              1994                 1993
                                                                        -----------------     --------------
Operating Activities:
  Net income                                                           $       8,809,027         10,481,885
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses                                            1,269,494          1,028,827
          Depreciation and amortization                                        2,744,625          2,387,166
          Net (gains) losses from securities available for sale                  261,229           (462,740)
          Net (increase) decrease in loans held for sale                       1,844,422         (2,516,502)
          Increase in accrued interest receivable
               and other assets                                               (3,455,757)           (75,659)
          Decrease in accrued expenses, other liabilities
               and minority interest                                           2,342,846          1,106,124
- - ------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   13,815,886         11,949,101
- - ------------------------------------------------------------------------------------------------------------


Investing Activities:
  Investment securities available for sale:
     Purchases                                                               (80,749,881)       (13,287,522)
     Maturities                                                              110,970,989         19,615,983
     Sales                                                                    19,396,510         43,462,085
  Investment securities held to maturity:
     Purchases                                                               (42,149,626)      (198,030,227)
     Maturities                                                               17,932,906        178,487,351
  Net increase in loans                                                      (90,197,801)       (95,048,096)
  Purchases of bank premises and equipment, net                               (4,443,386)        (2,695,478)
  Purchase of common stock under repurchase plan                                (264,775)                 -
- - ------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                        (69,505,064)       (67,495,904)
- - ------------------------------------------------------------------------------------------------------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-bearing
     demand and savings deposits                                              12,474,585         (4,271,289)
  Net increase in time deposits                                                  893,923          1,410,800
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                           26,329,847         31,858,000
  Net decrease in other short-term borrowings                                          -           (119,784)
  Proceeds of long-term borrowings                                            22,045,030          1,292,000
  Repayment of long-term borrowings                                           (1,256,971)        (2,095,587)
  Dividends on common stock                                                   (2,605,216)        (2,299,919)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                                 --            261,951
  Proceeds from issuance of common stock under
     the stock option plan                                                       265,088            328,731
  Payment for fractional shares in 3-for-2 stock split                            (4,301)                --
- - ------------------------------------------------------------------------------------------------------------
Net cash provided from financing activities                                   58,141,985         26,364,903
- - ------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           2,452,807        (29,181,900)
Cash and cash equivalents at the beginning of the year                        84,433,347         90,907,949
- - ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                     $      86,886,154         61,726,049
============================================================================================================



Supplemental Cash Flow Information
(Unaudited)


Interest paid during the period                                        $      29,807,052         31,740,772
Income taxes paid during the period                                            3,511,137          4,384,377
Transfers from investment securities to assets held for sale                   4,074,055         83,167,422
============================================================================================================


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

4.     Income Taxes

       Federal income tax expense for the nine months ended
September 30, 1994 and 1993, was computed using the consolidated effective federal income tax rates.

       For the first nine months of 1994 and 1993, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.     Common Stock Transactions

       On April 11, 1994, the Board of Directors declared a 3-for-2 stock split in the form of a stock dividend, for shareholders of record on April 21, 1994. The stock certificates were issued on May 3, 1994.

       During the first nine months of 1994, options on 37,725 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. This transaction added $265,088 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2

5.     Common Stock Transaction, cont.

       In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 360,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to financial performance goals established by the Board of Directors. Under the plan, 91,493 shares were granted covering the performance period from 1992 through 1994; 78,644 shares were granted covering the performance period from 1993 through 1995; and 90,292 shares were granted covering the performance period from 1994 through 1996. Compensation expense associated with this plan for the first nine months of 1994 and 1993 was $0 and $433,126, respectively.

     On May 16, 1994, the Board of Directors authorized the repurchase of $2,000,000 of the Company's common stock. As of September 30, 1994, 13,500 shares had been repurchased at a cost of $264,775.

6.     Income Per Share

       Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1994 and 1993 were 7,952,453 and 7,880,379, respectively, which included shares related to the Long-Term Stock Compensation Plan.

PART I -- Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital Resources

     As of September 30, 1994 the Company's tier one leverage capital ratio, which measures capital excluding intangible assets, was 7.23% exceeding the regulatory minimum requirement range of 3.0% to 5.0%. This capital calculation includes unrealized losses on assets available for sale. The Company's risk based core capital ratio was 11.11% at September 30, 1994 and the total risk base capital ratio was 12.17%. These exceed the minimum regulatory requirements of 4.0% and 8.0%, respectively.

     Total common stockholders' equity totaled a $112,626,091 as of September 30, 1994, which is a slight increase from December 31, 1993. Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115. Under this new accounting standard, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities which the company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses including the income tax and minority interest effect are recorded as a component of stockholders' equity. At September 30, 1994 aggregate unrealized losses from assets available for sale totaled $2,955,126 while at December 31, 1993 aggregate unrealized gains totaled $3,036,270. This results in a net decline of $5,991,396 for the first nine months of 1994.

     Net income for the first nine months of 1994 totaled
$8,809,027. The Company's annualized return on average assets was .82% compared to 1.03% for the same period of 1993. The Company's annualized return on average equity was 10.53% compared to 13.76% one year ago.

     The Company paid a dividend of $.33 per common share in the first nine months of 1994 compared to $.29 per common share for the same period of 1993, a 13.8% increase. Dividends for the first nine months of 1994 totaled $2,605,216. In October of 1994, the Board declared a dividend of $.11 per share compared to a dividend of $.10 paid in the fourth quarter of 1993.

     During the second quarter of 1994, the Board of Directors authorized a plan to repurchase up to $2 million of the Company's common stock. As of September 30, 1994 the Company had purchased 13,500 shares for a total of $264,775. Also during the first three quarters of 1994, the Company had an increase in common stockholders' equity of $265,088 relating to the exercise of outstanding options on 25,150 shares of common stock.

Part I -- Item 2
Page 2 of 8

     The debt-to-equity ratio of Brenton Banks, Inc. (the Parent Company) was 11.1% at September 30, 1994. The Parent Company also had $8,001,000 of cash and short-term investments at September 30, 1994. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of September. The Parent Company has sufficient liquid assets and additional borrowing capacity should an acquisition or expansion opportunity arise.

     Brenton Banks, Inc. common stock closed September of 1994 at $20.25 per share, which is 142% of book value per share of $14.26. This closing stock price represents a price to trailing twelve months earnings multiple of 12.8 times.


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, trading account securities, loans held for sale, and investments available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Other marketable assets may be sold prior to maturity to meet liquidity needs, to respond to market conditions or to adjust the Company's asset/liability management position. Readily marketable assets at September 30, 1994 comprised 25.6% of the Company's total assets.

     Another general indicator of liquidity is the loan-to-deposit ratio. At September 30, 1994 the loan-to-deposit ratio was 73.8%, up from 66.9% at September 30, 1993. While this is a significant increase in loans and does tighten the liquidity position, it is not high enough to cause liquidity concerns.

     The Company has a stable deposit base and relatively low levels of large deposits which results in a low dependence on volatile liabilities. The combination of a high level of marketable assets and the low dependence on volatile liabilities provides sufficient liquidity for the Company at September 30, 1994.

Part I -- Item 2
Page 3 of 8

Results of Operations

     THE NINE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993.

Net Income

     Brenton Banks, Inc. recorded net income for the first nine months of 1994 of $8,809,027, which is a decline of 16.0% from net income for the first nine months of 1993 of $10,481,855. On a per common and common equivalent share basis, net income was $1.11 per share for the first three quarters of 1994 compared to $1.33 one year ago.

     Earnings performance was negatively impacted by several factors, including a lower net interest margin; securities losses versus 1993 securities gains; and higher expenses. While earnings have not met 1993 record levels, the Company moved forward with several initiatives designed to enhance future earnings growth of the Company. These initiatives include the following:

          - New investment brokerage offices were opened in Des
Moines and Newton. The Company currently has 28 brokers working at 19 of the Brenton bank offices throughout the state.

          - Continued expansion of new distribution channels. The
Company continued working toward the fourth quarter opening of a loan production office in Newton and the Company's first bank office located in a major supermarket in Cedar Rapids.

          - Expansion of the franchise in key growth communities within the state. Brenton opened a savings bank office in Ankeny, Iowa. Plans are underway to open another savings bank office in Iowa City in 1995. Additionally, a new banking office will be opened in a developing area in Davenport, Iowa in late 1994.

          - Expansion of cash management services to all Brenton bank locations. These services allow us to effectively compete for commercial customers, as well as providing a competitive advantage in smaller communities, where these services are not typically available.

          - Enlarged the Brenton Mortgage distribution network by adding originators and appraisers to service many of the Brenton banks.

Part I -- Item 2
Page 4 of 8

Net Interest Income

     Average earnings assets increased 6.2% from the first half of 1993 to the first half of 1994. However, this growth was offset by a decline in the net interest margin, which fell from 4.31% for the first three quarters of 1993 to 4.16% for 1994. The decline in the margin was primarily due to lower interest rates on earning assets which fell further than the rates on interest-bearing liabilities. The combination of earning asset growth and the interest margin decline resulted in a modest 2.1% growth in net interest income. Anticipating a tightened net interest margin, the Company focused on growth in loans. This emphasis produced a 18.3% increase in average loans compared to one year ago. However, due to the interest rate environment the average yield of the loan portfolio declined by 72 basis points from the previous year. The net interest margin for the third quarter of 1994 was 4.15%, compared to 4.22% for the second quarter of 1994.

     During the last two years the Company has improved the sophistication of its asset/liability management system. This simulation process is used to project the results of various interest rate scenarios and alternative investment decisions. Management performs analysis to assess and manage interest rate risk and the Company's net interest margin.

     At the end of September 1994 the Company's static gap position was negative, meaning that fewer assets are scheduled to reprice within one year than liabilities. This situation would suggest that a decline in interest rates would benefit the Company and that a rise in interest rates would negatively impact net interest margin. The asset/liability simulations tend to verify the fact that net interest income will improve in a flat to falling rate environment and decline in a rising rate environment.

Provision for Loan Loss and Asset Quality

     Brenton's solid loan quality was demonstrated as nonperforming loans dropped to $3,824,000 at September 30, 1994 from $4,584,000 one year ago. This low level of nonperforming loans is reflected in the nonperforming loan to total loan ratio of .40% at September 30, 1994, compared to .54% one year ago. In comparing to industry averages, these ratios are both very good. The Company's reserve for loan losses as a percentage of nonperforming loans was a strong 276.8% at the end of September 1994, and represented 1.10% of total loans at that date. For the first nine months of 1994, the provision for loan losses expense was $1,269,494, compared to $1,028,827 for the same period one year ago. These provisions are quite low given the size of the loan portfolio and are indicative of the high quality within the portfolio.

Part I -- Item 2
Page 5 of 8

Noninterest Income

     Generating noninterest income is crucial to the Company's earning performance, particularly when compressed net interest margins cause modest growth in net interest earnings. For the first three quarters of 1994 total noninterest income (excluding securities transactions) rose modestly to $12,811,047 from $12,550,068 one year ago. Contributing to this improvement was a 17.2% growth in insurance commissions and a 15.1% rise in fiduciary income.

     Two noteworthy declines in noninterest income were experienced in the first nine months of 1994. The first was service charges on deposit accounts which declined about $225,000 or 5.2%. This decline is a result of lower fees associated with checking accounts. This is a trend that will continue in the future and is being experienced throughout the industry. The second was a significant decline in secondary market real estate loan fees. The rise in interest rates over the past year has caused real estate mortgage activity, particularly re-financings, to decline from levels experienced in 1993 when mortgage rates hit a twenty-five year low. Fees associated with secondary market loan activity declined 61.2% from one year ago, and totaled $799,936 versus $1,289,426 for the same period of 1993.

Noninterest Expense

     For the first three quarters of 1994 noninterest expense totaled $40,694,439, an increase of 8.0% from one year ago. Salaries and related benefits comprise 45.6% of this total due partially to increased insurance and real estate sales activities. In addition, normal salary increases and related fringe benefits added in this increase.

     Another component of the increase in noninterest expense was occupancy and furniture and equipment expense which rose 12.5% over one year ago due primarily to banking office remodeling associated with our mission to provide premier facilities for our banking customers, as well as significant investments in new technology. Initial start-up cost related to new initiatives totalling $600,000 for the first nine months of 1994, also impacted non-interest income.

     The Company's net noninterest margin, which measures operating efficiency was 2.47% for the first three quarters of 1994, compared to 2.36% one year ago.

Part I -- Item 2
Page 6 of 8

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans which produce tax exempt income. The goal is to maintain the maximum level of tax exempt assets in order to benefit the Company on both a tax equivalent interest yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 23.9% for the first nine months of 1994 compared to 26.9% one year ago.

Economy

     After Iowa's rapid economic rebound from the Floods of 1993, state analysts say that Iowa's economic growth is leveling off to a steady 2% to 3% per year -- a trend that is expected to continue well into the future. The Des Moines Register's Economic Index published September 18, 1994 supports this claim: For the month of
August:

          - Iowa's unemployment rate fell from 3.9% in August 1993 to 3.3%, which compares to a national unemployment rate of 6.1%;

          - Average sales tax receipts, an indicator of consumer confidence, rose $5.4 million from a year earlier to $96.6 million;

          - Non-farm employment grew to 1.3 million, compared to
1.27 million one year earlier;

          - For the first eight months of 1994, the total value of building permits in the state's major communities was $395 million
- - -- 23 percent higher than during the same period of 1993.

     In the agricultural sector, the state anticipates record soybean and corn crop harvests. Although this will drive down market prices, the net result will be a positive impact on farm cash flows and on the state's economy.

Part I -- Item 2
Page 7 of 8

Results of Operations

     THE THREE MONTHS ENDEDD SEPTEMBER 30, 1994 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1993.

Net Income

     For the three months ended September 30, 1994, net income totaled $2,808,636 compared to $3,708,650 one year ago. Earnings per common and common equivalent share totaled $.35 for the third quarter of 1994 compared to $.47 for the third quarter of 1993. In analyzing the results of operations, there is much similarity in the analysis of the third quarter and the first nine months. Primary factors for the earnings decline include modest growth in net interest income, a lack of growth in noninterest income, securities losses in 1994 compared to gains in 1993, and normal growth in noninterest expense.

Net Interest Income

     Net interest income for the third quarter of 1994 grew 3.3% compared to third quarter of 1993. Net interest income for the quarter totaled $14,072,245. Growth in earning assets was offset by a decline in the net interest margin, which was 4.15% in 1994 compared to 4.24% in 1993. The decline in the interest margin was due primarily to yields on earning assets falling further than rates paid on interest-bearing liabilities.

Provision for Loan Losses

     The provision for loan losses for the third quarter of 1994 totaled $440,332, an increase of 51.8% over the same period of 1993. While this appears to be a significant increase, provisions for both years are modest in light of the high quality of the loan portfolio.

Noninterest Income

     Noninterest income in total declined by $551,051 from the third quarter of 1993 to the second quarter of 1994. The major cause of this was securities losses in 1994 compared to securities gains in 1993. Securities losses of $298,173 were taken in the third quarter of 1994 compared to gains of $210,383 in the third quarter of 1993. The trends mentioned above in the results of the first nine months of the year were true for the third quarter. Service charges on deposit accounts declined by 9.8% and fees on secondary market real estate loans were down 59.8% or $302,863 from third quarter of 1993. Insurance commissions and fees increased 27.6% from the prior year quarter and fiduciary income was up 16.6%.

Part I -- Item 2
Page 8 of 8

Noninterest Expense

     As with the results of the first three quarters of the year, noninterest expense grew 9.5% from the prior year quarter. Salary and related fringe benefit costs were up 4.6% and comprised 26.3% of the total noninterest expense increase. Occupancy expense and furniture and equipment expense were up a combined 16.4%, again relating to new facilities and facility remodeling as part of our mission to provide premier facilities for Brenton customers. The Company's net noninterest margin was 2.46% for the third quarter of 1994 compared to 2.30% for the third quarter of 1993.

Looking Ahead

     Brenton Banks, Inc. is confident that strategies to diversify financial products, services and delivery systems are sound investments in the future. As another avenue toward future growth, the Company is continuing to pursue acquisition opportunities in economic centers of Iowa and surrounding states that fit into our growth strategies.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended September 30, 1994.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRENTON BANKS, INC.
                              ___________________________________
                              (Registrant)

_________________________________________________________________
Dated                         Robert L. DeMeulenaere
                              President


_________________________________________________________________
Dated                         Steven T. Schuler
                              Chief Financial Officer and
                              Vice President/Treasurer/Secretary