Form 10-K
BRENTON BANKS INC
filed 1995-03-31
CIK 14060

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period form ___________________ to _____________________

Commission file number 0-6216

BRENTON BANKS, INC.
(Exact name of registrant as specified in its charter)

     Incorporated in Iowa                                No. 42-0658989
State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

Suite 300, Capital Square, 400 Locust, Des Moines, Iowa            50309
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  515-237-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered

     None                                          None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1995, was $87,489,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 13, 1995.

                            7,916,346 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 1994 calendar year is incorporated by reference into Part I and Part II hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc. which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1994, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                       1 of 246 Total Pages

TABLE OF CONTENTS

PART I
                                                                        Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         (A)  General Description . . . . . . . . . . . . . . . . . . . .  5

         (B)  Recent Developments . . . . . . . . . . . . . . . . . . . .  5

         (C)  Affiliated Banks  . . . . . . . . . . . . . . . . . . . . .  7

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  8

         (E)  Executive Officers of the Registrant  . . . . . . . . . . .  8

         (F)  Employees . . . . . . . . . . . . . . . . . . . . . . . . .  9

         (G)  Supervision and Regulation  . . . . . . . . . . . . . . . . 10

         (H)  Governmental Monetary Policy and Economic
              Conditions  . . . . . . . . . . . . . . . . . . . . . . . . 12

         (I)  Competition . . . . . . . . . . . . . . . . . . . . . . . . 12

         (J)  Statistical Disclosure  . . . . . . . . . . . . . . . . . . 13
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 27

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . 27

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . 27

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . 27

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . 28

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  . . . . . . . . . . . . 28

PART III

Item 10. Directors and Executive Officers of the Registrant  . . . . . . 28

Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . 28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management  . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 13. Certain Relationships and Related Transactions  . . . . . . . . 28



PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 28




Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

PART I

Item 1.   Business.

          (A)  General Description.

          Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1994, the Parent Company had direct control of its 13 affiliated commercial banks and 1 savings bank (hereinafter the "affiliated banks"), all of which are located in Iowa, 5 of which are national banks organized under the laws of the United States, 8 of which are state banks incorporated under the laws of the State of Iowa, and 1 of which is a federal savings bank organized under the laws of the United States. On December 31, 1994, the affiliated banks were operating 44 banking locations in Iowa. All of the affiliated banks are members of the Federal Deposit Insurance Corporation and all of the affiliated national banks are members of the Federal Reserve System.

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

          The Parent Company furnishes specialized services to its affiliated banks and subsidiaries including supervision, administration and review of loan portfolios; administration of investment portfolios, insurance programs and employee benefit plans; performance of audits; preparation of tax returns; and assistance with respect to accounting and operating systems and procedures, personnel, marketing, trust, investment brokerage services, cash management services and banking facilities and equipment. Charges for the services are based on the nature and extent of the services provided.

          (B)  Recent Developments.

          New Directors. In July 1994, Thomas R. Smith retired from the Board and Hubert G. Ferguson was elected to fill the position. Prior to his retirement from active employment, Mr. Ferguson was the National Sales Manager for Dain Bosworth, headquartered in Minneapolis, Minnesota. In February 1995, the Board of Directors increased the number of directors from six to seven and named Gary M. Christensen to fill the position. Mr. Christensen is the President and Chief Operating Officer of Pella Corporation in Pella, Iowa.

          Stock Split. In May 1994, the Company declared a 3-for-2 stock split in the form of a stock dividend. This transaction resulted in the issuance of 2,633,895 shares of common stock and the transfer of $13,169,475 from retained earnings to common stock.

          Common Stock Repurchase Plan. In March 1994, the Board of Directors authorized a plan to repurchase $2,000,000 of the Company's common stock. As of December 31, 1994, the Company had repurchased 44,800 shares, at a total cost of $850,950.

          Regulatory Developments. During 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. This law amends certain provisions of the federal banking laws (including the Bank Holding Company Act) to permit the acquisition of banks by banks or bank holding companies domiciled outside of the home state of the acquired bank. The law will become effective on June 1, 1997. The Interstate Banking Act seeks to provide a uniform interstate banking law for all 50 states. Provisions of the law allow individual states to "opt-out" of the provisions of the Interstate Banking Act by expressly prohibiting merger transactions with out-of-state banks. Also, states are permitted to impose certain conditions upon interstate mergers. States electing to opt-out of the Interstate Banking Act must pass such a law prior to June 1, 1997. In addition, the Interstate Banking Act also permits certain affiliated financial institutions to act as agents for each other, establishes limits upon the maximum deposits that may be held by any one institution in the nation and in any one state and seeks to equalize the competitive opportunities between the United States and the foreign banks. Whether Iowa or other states surrounding Iowa will "opt-out" of the provisions of the Interstate Banking Act prior to June 1, 1997 is unknown.
The full extent of the provisions of the Interstate Banking Act and its effect upon the Company is unknown at this time.

          During the first quarter of 1995, the FDIC proposed a reduction in the Bank Insurance Fund (BIF) assessments. Under the proposed rate structure BIF rates would be reduced from current rates of $.23 to $.31 per $100 of deposits, to $.04 to $.31 per $100 of deposits based upon a risk based assessment schedule. Such a reduction in insurance premium rates, if enacted, could result in a 82% decrease in the Company's expense related to BIF insured deposits. The proposed regulation would not affect the insurance premiums on deposits insured by the Savings Association Insurance Fund
(SAIF).  See Item 1, Section (G), Supervision and Regulation.

          Recently, Congress announced the introduction of legislation which could substantially change the regulatory framework in which banks and other financial institutions operate. At the present time, it is impossible for the Company to predict whether such legislation will be enacted and the nature of the effects on the Company, if enacted.

          Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates growth and expansion opportunities which strengthen the Company's presence in current or selected new market areas. During 1995, the Company plans to continue expansion of its traditional and non-traditional services. There are plans to open a supermarket branch in Iowa City in 1995, as well as a telebanking center to be headquartered in Des Moines. In addition, a new savings bank branch facility in Ankeny will be completed in early 1995.

          On October 1, 1992, Brenton Banks, Inc. merged with Ames Financial Corporation and acquired its wholly-owned subsidiary, Ames Savings Bank, FSB, of Ames, Iowa whose name has since been changed to Brenton Savings Bank, FSB.
 The institution continues to operate as a federal savings bank, requiring Brenton Banks, Inc. to also register as a savings and loan holding company. As a savings and loan holding company, Brenton Banks, Inc. is required to file certain reports with and be regulated by the Office of Thrift Supervision. See Item 1, Section (G), Supervision and Regulation. Late in 1993, Brenton Savings Bank received approval to open a new banking office in Ankeny, Iowa. In addition, the Brenton Savings Bank, FSB has received approval to open a banking office in Iowa City, Iowa. Both Ankeny and Iowa City are rapidly expanding markets not previously served by Brenton.

          Restructuring of Organization. In December 1994, the Board of Directors authorized a restructuring plan, which included merging the Company's five national banks and eight state banks into a single, state chartered banking organization under the laws of the state of Iowa. In addition, the Board approved plans to consolidate banking facilities and reduce the Company's work force by approximately 10 percent in 1995. A restructuring charge was recorded in 1994 to cover the costs of implementing this plan.

          Strategic Planning Coordinating Team. In order to facilitate the Company's strategic planning process, which included the restructuring plan, a Strategic Planning Coordinating Team was named to direct these efforts. That team is comprised of Robert L. DeMeulenaere, President, Brenton Banks, Inc.; Woodward G. Brenton, President & CEO, Brenton First National Bank, Davenport; Charles N. Funk, Vice President- Investments, Brenton Banks, Inc.; Ronald D. Larson, President & CEO, Brenton Bank and Trust Company of Cedar Rapids; Larry A. Mindrup, President & CEO, Brenton Savings Bank, FSB, Ames; Phillip L. Risley, President & CEO, Brenton Bank, N.A., Des Moines; Steven T. Schuler, Chief Financial Officer/Treasurer/

Secretary, Brenton Banks, Inc.; Norman D. Schuneman, Senior Vice President-Lending, Brenton Banks, Inc.; and Roger D. Winterhof, President & CEO, Brenton National Bank-Poweshiek County, Grinnell.

          Other. The information appearing on pages 2 through 8 of the Company's Annual Report to Stockholders for the year ended December 31, 1994 (the "Annual Report") filed as Exhibit 13, is incorporated by reference.

          (C)  Affiliated Banks.

          The 14 affiliated banks had 44 banking locations at December 31, 1994, located in 12 of Iowa's 99 counties. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:

          Brenton Bank, N.A., Des Moines is located in the Des Moines, Iowa, metropolitan area. Des Moines is the largest city in Iowa and the population of the metropolitan area is approximately 406,000. In addition to their main banking office, Brenton Bank, N.A., Des Moines has eight offices. All of these offices are located in the Des Moines metropolitan area.

          Brenton Bank and Trust Company, Adel, is located in Adel, Iowa.
The bank has offices in Dexter, Redfield and Van Meter, Iowa. Brenton State Bank, Dallas Center, is located in Dallas Center, Iowa and has offices in Granger, Woodward and Waukee, Iowa. These two affiliated banks service cus-tomers in parts of Polk, Dallas, Madison, Adair, Guthrie, and Boone counties.

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

          Brenton First National Bank, Davenport, is located in Davenport, Iowa and services customers in the Quad-Cities metropolitan area with a population of approximately 357,000. The bank has four offices in the Davenport metropolitan area.

          Brenton National Bank-Poweshiek County is located in Grinnell, Iowa and services parts of Poweshiek and Jasper counties.

          Brenton Bank and Trust Company, Marshalltown, Iowa is located in Marshalltown, Iowa and has one office in Marshalltown and one office in Albion, Iowa. The bank services customers in Marshall County.

          Brenton Bank and Trust Company of Cedar Rapids is located in Cedar Rapids, Iowa and services customers in Linn County, population of approximately 173,000. The bank has four offices in Cedar Rapids and one office in Marion, Iowa.

          Brenton Bank, N.A., Knoxville is located in Knoxville, Iowa. The bank services customers of Marion County, south of the Des Moines river.

          Brenton Savings Bank, FSB is located in Ames, Iowa and has offices in Ames, Story City and Ankeny. The savings bank serves customers in Story and Polk Counties.

          At December 31, 1994, four of the affiliated banks owned and operated insurance agencies handling group, fire, crop, homeowner's, automobile and liability insurance. One of the affiliated banks operates insurance agency activities through corporate subsidiaries and three of the affiliated banks conduct the activities directly. In addition, two of the affiliated banks own and operate real estate agencies. One of the affiliated banks operates real estate agency activities through a corporate subsidiary, while the other bank conducts the activities directly. The total commissions from the insurance and real estate agencies are not substantial in relation to total other receipts of any of the affiliated banks owning these agencies.

          During 1994, 13 of the Company's subsidiary banks (excluding the savings bank) established subsidiaries for the purpose of holding the respective bank's investment portfolio. These wholly-owned subsidiaries hold and manage the banks investment portfolios in Nevada and are not subject to state taxation, as Nevada imposes no corporate income taxes.

          (D)  Bank-Related Subsidiaries and Affiliates.

          Brenton Brokerage Services, Inc., a wholly owned subsidiary of Brenton Bank, N.A., Des Moines, was formed in 1992 and provides a full array of retail investment brokerage services to customers. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1994, this subsidiary had 27 licensed brokers serving all Brenton banks.

          Brenton Bank Services Corporation, a bank services company owned by the affiliated banks, provides centralized accounting, operations and financial reporting services; and coordinates centralized proof services and the computer processing services for the Company.

          Brenton Mortgages, Inc., a wholly-owned subsidiary of the Parent Company, engages in the mortgage banking business. This subsidiary services numerous mortgage loans sold to institutional investors and the mortgage loan portfolios of the affiliated banks.

          Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, provides insurance risk management services for the Company.

          (E)  Executive Officers of the Registrant.

          The term of office for the executive officers of the Parent Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers of the Parent Company as of March 13, 1995, the Parent Company offices held by these executive officers on that date, the period during which the executive officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:

                                   Parent Company       Position
Name and Address         Age         Position           Commenced                   Other Positions
________________         ___         ________           _________                   _______________

C. Robert Brenton         64  Chairman of the Board        1990       President of the Parent Company - prior to
Des Moines, Iowa                                                      May 1990

William H. Brenton        70  Chairman of the              1990       Chairman of the Board of the Parent Company -
Des Moines, Iowa              Executive Committee                     prior to May 1990
                              and Vice Chairman of
                              the Board

                                   Parent Company       Position
Name and Address         Age         Position           Commenced                   Other Positions
________________         ___         ________           _________                   _______________

Robert L. DeMeulenaere    55  President                    1994       President/Treasurer, Brenton Mortgages, Inc.
Des Moines, Iowa                                                      - August 1989 to July, 1994; CEO, Brenton Bank
                                                                      and Trust Company of Cedar Rapids - August
                                                                      1990 to January 1994; Senior Vice President
                                                                      of the Parent Company - August 1990 to
                                                                      January 1994; Senior Vice President-Metro
                                                                      Bank Division of the Parent Company -
                                                                      February 1986 to January 1990.

Phillip L. Risley         52  Executive Vice               1992       President and CEO, Brenton Bank, N.A.,
Des Moines, Iowa              President                               Des Moines - February 1990 to present; Vice
                                                                      President - Operations of the Parent
                                                                      Company - May 1984 to January 1992;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to present;
                                                                      Executive Vice President/Treasurer, Brenton
                                                                      Information Systems, Inc. - April 1990 to May
                                                                      1992;  President, Brenton Information
                                                                      Systems, Inc. - prior to April 1990; President,
                                                                      Brenton Bank, N.A.,  Des Moines - April 1988
                                                                      to February 1990

Roger D. Winterhof        49  Senior Vice President        1984       Senior Vice President, Community Bank
Des Moines, Iowa                                                      Division - February 1986 to April 1994

Norman D. Schuneman       52  Senior Vice President -       1990      Executive Vice President, Brenton Bank, N.A.,
Des Moines, Iowa              Lending                                 Des Moines - July 1985 to present; Vice
                                                                      President - Loans of the Parent Company -
                                                                      January 1988 to January 1990

John R. Amatangelo        45  Senior Vice President -       1991      President, Brenton Bank Services Corporation
Des Moines, Iowa              Operations/Technology                   - May 1992 to present

Steven T. Schuler         43  Chief Financial Officer/      1990      Executive Vice President, Brenton Bank
Des Moines, Iowa              Treasurer/Secretary           1986      Services Corporation - May 1992 to present

Gary D. Ernst             51  Vice President - Trust        1990

Charles N. Funk           40  Vice President -              1991
                              Investments

Steven F. Schneider       41  Vice President -              1990      President, Brenton Brokerage Services, Inc. -
Des Moines, Iowa              Brokerage Services                      April 1993 to present

All of the foregoing individuals have been employed by the Company for the past five years, except for Steven F. Schneider, who was an Investment Representative of A.G. Edwards & Sons, Inc., Des Moines, Iowa, prior to February 1990; John R.
Amatangelo, who was Senior Vice President and Director of Operations of Ameritrust Indiana Corporation, Indianapolis,
Indiana, from May 1989 to August 1991; Gary D. Ernst, who was Senior Vice President/Senior Trust Officer of First National
Bank, Iowa City, Iowa, from November 1989 to June 1990; and Charles N. Funk, who was Senior Vice President, Bank and Trust
Investments of Union National Bank, Wichita, Kansas, from December 1984 to December 1991.

          (F)  Employees.

          On December 31, 1994, the Parent Company had 57 full-time employees and 5 part-time employees. On December 31, 1994, the Company had 686 full-time employees and 213 part-time employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

          (G)  Supervision and Regulation.

          The Company is restricted by various regulatory bodies as to the types of activities and businesses in which it may engage. References to the provisions of certain statutes and regulations are only brief summaries thereof and are qualified in their entirety by reference to those statutes and regulations. The Parent Company cannot predict what other legislation may be enacted or what regulations may be adopted, or, if enacted or adopted, the effect thereof. Furthermore, certain regulatory and legislative changes are discussed in Item 1, Section (B), Recent Developments.

          The Parent Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Parent Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its affiliated banks. However, the Parent Company may engage in and may own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be a proper incident thereto." The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Parent Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and the regulations of the Board of Governors, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

          The five affiliated banks which are national banks are subject to the supervision of and are regularly examined by the Comptroller of the Currency. All other affiliated state banks are subject to the supervision of and are regularly examined by the Iowa Superintendent of Banking and, because of their membership in the Federal Deposit Insurance Corporation ("FDIC"), are subject to examination by the FDIC. All banks are required to maintain certain minimum capital ratios established by their primary regulators. The provisions of The FDIC Improvement Act of 1991 ("FDICA") restrict the activities that insured state chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, FDICIA grants the FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.

          The affiliated savings bank is subject to the supervision of and is regularly examined by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. As a savings institution, the savings bank is a member of the Federal Home Loan Bank of Des Moines, must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1994, Brenton Savings Bank, FSB, complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

          The Company operates within a regulatory structure that continuously evolves. In the last several years, significant changes have occurred that affect the Company. The material provisions of those changes occurring prior to 1994 follow. See Item 1, Section (B), Recent
Developments, for those changes during 1994.

          The FDIC Improvement Act of 1991 was primarily designed to recapitalize the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). To accomplish this purpose the FDIC was: (1) granted additional borrowing authority; (2) granted the power to levy emergency special assessments on all insured depository institutions; (3) granted the right to change BIF and SAIF rates on deposits on a semiannual basis; and (4) directed to draft regulations that would provide for "Risk-Based Assessment System" by January 1994. FDICIA also imposed additional regulatory standards upon depository institutions and granted additional authority to the FDIC. FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to Generally Accepted Accounting Principles. Finally, FDICIA granted to the FDIC, under certain circumstances, the authority to seek regulatory orders against banks where necessary and when the banks' primary bank regulatory agency has refused to act.

          The Company's affiliated banks are assessed fees based on the banks' deposits by the FDIC, to insure the funds of customers on deposit with the banks. The deposits acquired from the Resolution Trust Corporation and the deposits of the savings bank are insured by SAIF, while deposits of the Company's subsidiary banks are insured by BIF. The FDIC has implemented the "Risk-Based Assessment System" which is a system designed to assess higher FDIC insurance premiums to those institutions that are more likely to result in a loss to the deposit insurance fund. Currently, both BIF and SAIF insured institutions are assessed premiums from $.23 to $.31 per $100 of deposits. All Brenton banks currently pay an FDIC insurance premium rate of $.23 per $100 of deposits, the lowest rate under the "Risk-Based Assessment System". The FDIC has authority to change the base BIF and SAIF rates under certain circumstances that are set forth in the law. The FDIC has recently proposed to decrease the BIF insurance premiums assessed in 1995. See Item 1, Section (B), Recent Developments.

          According to Iowa's regional interstate banking law, Iowa-based banks and bank holding companies can acquire banks and bank holding companies located in certain other states. Additionally, certain non-Iowa based banks and bank holding companies can acquire Iowa banks and bank holding companies, provided that the total deposits of all banks and savings and loan associations (hereinafter "thrifts") controlled by out of state bank holding companies does not exceed thirty-five percent of the total deposits of all banks and thrifts in the state. The law allows regional interstate banking between Iowa and Illinois, Minnesota, Missouri, Nebraska, South Dakota and Wisconsin. See Item 1, Section (B), Recent Developments, for information on the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

          Bank holding companies and banks may acquire thrifts in any state, regardless of whether the acquiror can operate a bank in that state. Such thrifts must conform their activities to those that are permissible for banks or bank holding companies and their subsidiaries.

          In the first quarter of 1990, an Iowa law was enacted suspending the application of Iowa Banking Law prohibitions against branch banking with respect to the acquisition of troubled thrifts. This law was extended during the second quarter of 1994. The suspension of these prohibitions allows Iowa-based banks and bank holding companies to acquire thrifts in contravention of existing branch banking restrictions until July 1, 1995.

          Generally, banks in Iowa are prohibited from operating offices in counties other than the county in which the bank's principal office is located and contiguous counties. However, certain banks located in the same or different municipalities or urban complexes may consolidate or merge and retain their existing banking locations by converting to a United Community Bank. The resulting bank would adopt one principal place of business, and would retain the remaining banking locations of the merged or consolidated banks as offices. The Company relied upon the United Community Bank law when it merged Brenton National Bank, Des Moines and Brenton Bank and Trust, Urbandale to form Brenton Bank, N.A., Des Moines. The Company will also rely on this law when it merges its commercial banks in 1995. Generally, thrifts can operate offices in any county in Iowa and may, under certain circumstances, acquire or branch into thrifts in other states with the approval of the OTS.

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

          The multi-bank holding companies which own banks in Iowa are in direct competition with one another. The Company is one of the largest multi-bank holding companies operating in Iowa based on deposit size. The largest multi-bank holding company, which is domiciled in Minnesota, has 44 banking locations in various parts of Iowa. The total deposits of this company's affiliated banks located in Iowa are approximately 270 percent greater than the total deposits of the Company. Another multi-bank holding company, domiciled in Wisconsin, has 43 locations in Iowa, and another multi-bank holding company domiciled in Missouri, has 33 locations in Iowa.

          Brenton Banks, Inc. is the second largest multi-bank holding company domiciled in Iowa. The largest Iowa-based bank holding company has 64 banking locations in the state and deposits approximately 25 percent greater than the deposits of the Company.

          The third largest Iowa-based multi-bank holding company has 32 locations in Iowa and deposits approximately 29 percent less than those of the Company.

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

Item 1(J) Business - Statistical Disclosure

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

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields and average rates paid for each of the three years ending December 31, 1994:

                                               1994                           1993                           1992
                                  ______________________________ ______________________________ ______________________________

                                             Interest   Average             Interest   Average             Interest   Average
                                   Average   Income or Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance    Expense    Rates    Balance    Expense    Rates    Balance   Interest    Rates
                                  __________ _________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets
  Loans (1,2)                     $  936,370 $ 76,271  8.14%     $  802,088 $ 70,310  8.77%     $  736,646 $ 71,077  9.65%
  Investment securities held to
    maturity:
    Taxable investments:
     United States Treasury
      securities                          --       --    --          24,598    1,290  5.24          81,606    5,282  6.47
     Securities of United States
      government agencies              2,001       98  4.92          58,522    3,410  5.83         102,196    7,128  6.98
     Mortgage-backed and related
      securities                      29,834    1,679  5.63         204,130   10,857  5.32         170,480   11,931  7.00
     Other investments                 3,959       85  2.15          12,743    1,071  8.41          30,019    2,098  6.99
    Tax-exempt investments:
     Obligations of states and
      political subdivisions(2)       44,584    3,433  7.70         164,520   11,471  6.97         139,296   10,665  7.66
  Investment securities available
    for sale:
     United States Treasury
      securities                      55,580    2,519  4.53          44,605    2,315  5.19           6,512      459  7.05
     Securities of United States
      government agencies             58,603    3,016  5.15           8,439      486  5.76              --       --    --

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1994 and
1992 and 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

                                               1994                           1993                           1992
                                  ______________________________ ______________________________ ______________________________

                                             Interest   Average             Interest   Average             Interest   Average
                                   Average   Income or Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance    Expense    Rates    Balance    Expense    Rates    Balance   Interest    Rates
                                  __________ _________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
     Mortgage-backed and related
      securities                     124,591    6,864  5.51              --       --    --              --       --    --
     Other investments                 7,255      641  8.87             130        8  6.00              --       --    --
     Tax-exempt investments:
      Obligations of states and
       political subdivisions        132,040    8,412  6.37              --       --    --              --       --    --
  Loans held for sale                  2,575      193  7.50           6,165      520  8.43           2,553      238  9.33
  Federal funds sold and
     securities purchased under
     agreements to resell             37,666    1,706  4.53          23,725      486  2.05          27,082      654  2.41
  Interest-bearing deposits
     with banks                          124        8  6.65             762       22  2.88           6,240      307  4.92
                                   _________  _______  ____       _________  _______  ____       _________  _______  ____
 Total interest-earning assets(1)  1,435,182 $104,925  7.31%      1,350,427 $102,246  7.57%      1,302,630 $109,839  8.43%
 Allowance for loan losses           (10,502)                        (9,615)                        (8,894)
 Cash and due from banks              46,301                         46,025                         41,715
 Bank premises and equipment          24,545                         23,045                         21,400
 Other assets                         25,663                         26,543                         30,422
                                   _________                      _________                      _________
 Total assets                     $1,521,189                     $1,436,425                     $1,387,273

(1)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1994 and
1992 and 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

                                             1994                           1993                           1992
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average             Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance    Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Liabilities and stockholders'
equity:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand                         $  250,520 $ 5,418   2.16%     $  217,754 $ 4,552   2.09%     $  209,642 $ 5,277   2.52%
   Savings                           294,715   6,878   2.33         299,640   7,697   2.57         260,568   9,385   3.60
   Time                              625,981  29,313   4.68         622,789  29,940   4.81         646,261  37,781   5.85
  Federal funds purchased and
    securities sold under
    agreements to repurchase          61,656   2,082   3.38          42,715   1,027   2.41          33,240     924   2.78
   Other short-term borrowings         4,860     264   5.42              33       1   3.62           2,170     121   5.57
   Long-term borrowings               26,500   1,817   6.86          14,077   1,210   8.60          14,067   1,285   9.14
                                   _________  ______   ____       _________  ______   ____       _________   ______  ____
 Total interest-bearing
  liabilities                      1,264,232 $45,772   3.62%      1,197,008 $44,427   3.71%      1,165,948 $54,773   4.70%

 Noninterest-bearing deposits        127,464                        119,322                        112,054
 Accrued expenses and other
  liabilities                         13,254                         12,805                         13,735
                                   _________                      _________                      _________
 Total liabilities                 1,404,950                      1,329,135                      1,291,737

 Minority interest                     4,290                          4,150                          3,845
 Common stockholders' equity         111,949                        103,140                         91,691
                                   _________                      _________                      _________
 Total liabilities and
  stockholders' equity            $1,521,189                     $1,436,425                     $1,387,273

 Net interest spread (1)                               3.69%                          3.86%                          3.73%
 Net interest income/margin (1)              $59,153   4.12%                $57,819   4.28%                $55,066   4.23%

(1)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1994 and 1992, and a 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31, 1994:

                                                       1994 vs. 1993                    1993 vs. 1992
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (In thousands)                   (In thousands)
Interest Income:
 Loans (1,2)                                    $  5,961   11,185   (5,224)      $  (767)   6,030    (6,797)

 Investment securities held
  to maturity:
   Taxable investments:
    United States Treasury securities            (1,290)  (1,290)       --        (3,992)  (3,139)     (853)
    Securities of United States government
     agencies                                    (3,312)  (2,843)     (469)       (3,718)  (2,684)   (1,034)
    Mortgage-backed and related
     securities                                  (9,178)  (9,775)      597        (1,074)   2,100    (3,174)
    Other investments                              (986)    (474)     (512)       (1,027)  (1,388)      361
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                            (8,038)  (9,126)    1,088           806    1,816    (1,010)

 Investment securities available
  for sale:
   Taxable Investments:
    United States Treasury securities               204      522      (318)        1,856    1,969      (113)
    Securities of United States government
     agencies                                     2,530    2,587       (57)          486      516       (30)
    Mortgage-backed and related securities        6,864    6,864        --            --       --        --
    Other investments                               633      628         5             8        8        --
   Tax-exempt Investments:
    Obligations of states and political
     subdivisions (2)                             8,412    8,412        --            --       --        --

 Loans held for sale                               (327)    (275)      (52)          282      307       (25)

 Federal funds sold and securities purchased
  under agreements to resell                      1,220      399       821          (168)     (76)      (92)

 Interest-bearing deposits with banks               (14)     (28)       14          (285)    (194)      (91)
                                                 ______    _____    ______        ______    _____    ______

                                                  2,679    6,786    (4,107)       (7,593)   5,265   (12,858)
                                                  _____    _____    ______        _______   _____    ______
Interest expense:
 Interest-bearing deposits:
  Demand                                            866      704       162          (725)     198      (923)
  Savings                                          (820)    (125)     (695)       (1,688)   1,269    (2,957)
  Time                                             (626)     153      (779)       (7,841)  (1,331)   (6,510)

 Federal funds purchased and securities sold
  under agreements to repurchase                  1,055      552       503           103      239      (136)

 Other short-term borrowings                          4        6        (2)         (120)     (82)      (38)

 Long-term borrowings                               866    1,082      (216)          (75)       1       (76)
                                                 ______    _____    ______        ______    _____    ______

                                                  1,345    2,372    (1,027)      (10,346)     294   (10,640)
                                                 ______    _____    ______        ______    _____    ______

Net interest income (expense)                   $ 1,334    4,414    (3,080)      $ 2,753    4,971    (2,218)
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

(2)  Computed on tax equivalent basis using a 34 percent federal income tax rate for 1994 and 1992 and a 35 percent rate for 1993, and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1994. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.

                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (In thousands)
Interest-earning assets:
 Loans (1)                                         $ 200,835    34,917     49,213   284,965   499,466   181,999    966,430
  Investment securities:
   Available for sale:
    Taxable investments                               79,198    25,163     37,598   141,959    88,718       934    231,611
    Tax-exempt investments                             8,255    15,101     10,884    34,240    55,540    27,818    117,598
   Held to maturity:
    Taxable investments                               21,396     2,915      6,266    30,577    14,560     2,676     47,813
    Tax-exempt investments                             1,707     5,585     12,759    20,051    18,351     8,269     46,671
 Loans held for sale                                   2,104        --         --     2,104        --        --      2,104
 Federal funds sold and securities purchased under
  agreements to resell                                59,396        --         --    59,396        --        --     59,396
 Interest-bearing deposits with banks                     64        --         --        64        --        --         64
                                                     _______   _______    _______   _______   _______   _______  _________
Total interest-earning assets                      $ 372,955    83,681    116,720   573,356   676,635   221,696  1,471,687
                                                     _______   _______    _______   _______   _______   _______  _________

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand and savings deposits (2)                  $ 570,415        --         --   570,415        --        --    570,415
  Time deposits                                      107,218    89,080    121,587   317,885   314,017     1,418    633,320
 Federal funds purchased and securities sold under
  agreements to repurchase                            70,704        --         --    70,704        --        --     70,704
  Other short-term borrowings                          5,000        --      7,000    12,000        --        --     12,000
  Long-term borrowings                                     0        --        105       105    22,824     6,010     28,939
                                                     _______   _______    _______   _______   _______   _______  _________
Total interest-bearing liabilities                 $ 753,337    89,080    128,692   971,109   336,841     7,428  1,315,378
                                                     _______   _______    _______   _______   _______   _______  _________
Interest sensitivity GAP                           $(380,382)   (5,399)   (11,972) (397,753)  339,794   214,268    156,309
                                                     _______   _______    _______   _______   _______   _______  _________
Interest sensitivity GAP ratio                         .50:1     .94:1      .91:1     .59:1    2.01:1   29.85:1     1.12:1
                                                     _______   _______    _______   _______   _______   _______  _________

Cumulative interest sensitivity GAP                $(380,382) (385,781)  (397,753) (397,753)  (57,959)  156,309    156,309
                                                     _______   _______    _______   _______   _______   _______  _________
Cumulative interest sensitivity GAP ratio              .50:1     .54:1      .59:1     .59:1     .96:1    1.12:1     1.12:1
                                                     _______   _______    _______   _______   _______   _______  _________

(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                               Amortized Cost at December 31,
                                               ______________________________

                                                   1994      1993      1992
                                                   ____      ____      ____
                                                        (In thousands)
<s)
Investment securities available for sale:

 Taxable investments:
  United States Treasury securities               $ 50,641   63,777   28,878
  Securities of United States government agencies   66,037   59,181       --
  Mortgage-backed and related securities           104,121  138,744    1,166
  Other investments                                 10,812    5,925       --

 Tax-exempt investments:
  Obligations of states and political subdivisions 117,598  144,583       --
                                                   _______  _______  _______

                                                   349,209  412,210   30,044
                                                   _______  _______  _______

Investment securities held to maturity:

 Taxable investments:
  United States Treasury securities                     --       --   55,586
  Securities of United States government agencies    9,444       --   67,324
  Mortgage-backed and related securities            35,282   24,882  225,659
  Other investments                                  3,087    5,563   11,769

 Tax-exempt investments:
  Obligations of states and political subdivisions  46,671   35,939  150,639
                                                   _______  _______  _______

                                                    94,484   66,384  510,977
                                                   _______  _______  _______

               Total investment securities        $443,693  478,594  541,021
                                                   _______  _______  _______

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1994:

(caption>
                                          Investments by Maturity and Yields at December 31, 1994
                               ____________________________________________________________________________

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
Investment securities available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 44,298    4.11%   $  5,337    4.86%   $  1,006    4.29%   $      --      --%
  Securities of United States
   government agencies         28,537    5.41      28,132    5.38       9,368    5.14           --      --
  Mortgage-backed and
   related securities          24,225    5.97      74,646    5.69       5,112    7.07          138    7.50
  Other investments             3,071    4.54       3,228    5.80          --      --        4,513    7.67

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      33,125    5.89      41,811    6.89      15,954    9.70       26,708    8.70
                              _______    ____     _______    ____      ______    ____       ______    ____

                              133,256    5.18     153,154    5.93      31,440    7.74       31,359    8.55
                              _______    ____     _______    ____      ______    ____       ______    ____

Investment securities held to maturity:

 Taxable investments:
  Securities of United States
   government agencies          1,795    5.82       7,649    5.53         --       --           --      --
  Mortgage-backed and
   related securities           8,551    6.42      19,504    6.64      3,367     5.68        3,860    5.60
  Other investments             1,350    6.10         977    4.84        120     6.27          640    7.11

 Tax-exempt investments:
  Obligations of states and
    olitical subdivisions      17,638    6.21      18,296    6.64      4,565     7.83        6,172    8.70
                              _______    ____     _______    ____     ______     ____       ______    ____

                               29,334    6.24      46,426    6.42      8,052     6.91       10,672    7.48
                              _______    ____     _______    ____     ______     ____       ______    ____
Total investment securities  $162,590    5.55%   $199,580    6.12%   $39,492     7.60%     $42,031    8.28%
                              _______    ____     _______    ____     ______     ____       ______    ____

NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The weighted average yields for tax-exempt obligations have been adjusted to a fully taxable basis, assuming a 34 percent federal income tax rate for 1994 and 1992 and a 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1994, the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:

                                                                          December 31
                                                      ____________________________________________________
                                                        1994       1993       1992       1991       1990
                                                        ____       ____       ____       ____       ____
                                                                         (In thousands)
1. Real estate loans:
   a. Commercial construction and land development    $ 26,549     24,189     25,180     16,155     16,319
   b. Secured by 1-4 family residential property       389,713    349,810    324,124    321,721    315,934
   c. Other                                            143,960    129,574    101,418     96,805     88,572
2. Loans to financial institutions (primarily bankers'
   acceptances)                                             --         --        393      4,785      9,969
3. Loans to farmers                                     71,853     66,574     62,471     60,898     55,856
4. Commercial and industrial loans                     115,280     90,521     75,062     93,180     67,575
5. Loans to individuals for personal expenditures,
   net of unearned income                              221,627    214,401    163,876    151,529    151,261
6. All other loans                                       1,232        812        930      6,837      1,832
                                                       _______    _______    _______    _______    _______

                                                      $970,214    875,881    753,454    751,910    707,318
                                                       _______    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1994 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):


                                                     Loans by Maturity at December 31, 1994
                                                    ________________________________________
                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (In thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 21,359     3,717       1,473    26,549
   b. Other                                           38,187    60,202      45,571   143,960
2. Loans to financial institutions                        --       --           --        --
3. Loans to farmers                                   44,730    23,918       3,205    71,853
4. Commercial and industrial loans                    71,290    36,575       7,415   115,280
5. All other loans                                     1,196        27           9     1,232
                                                     _______   _______      ______   _______

                                                    $176,762   124,439      57,673   358,874
                                                     _______   _______      ______   _______

          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $122,965
                                               ______

          Floating interest rates            $ 59,147
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

                           1994      1993      1992      1991      1990
                           ____      ____      ____      ____      ____
                                          (In thousands)
Nonaccrual                $3,784     1,605     1,884     2,931     2,391

Restructured                 298       323       448     1,019     1,063

Past due 90 days or more     940     2,085     2,261     1,672     2,006
                           _____     _____     _____     _____     _____

   Nonperforming loans    $5,022     4,013     4,593     5,622     5,460
                           _____     _____     _____     _____     _____

          Interest income recorded during 1994 on nonaccrual and restructured loans amounted to $321,000. The amount of interest income which would have been recorded during 1994 if nonaccrual and restructured loans had been current, in accordance with the original terms, was $537,000.

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

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present serious concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This serious concern may eventually result in certain of these loans being classified in one of the above scheduled categories. At December 31, 1994, these loans amounted to approximately $2 million.

           As of December 31, 1994, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $541,000 and $948,000 at December 31, 1994 and 1993, respectively.

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31, for each of the past five years:

                                                                       Year Ended December 31
                                                           _______________________________________________
                                                            1994      1993      1992      1991      1990
                                                            ____      ____      ____      ____      ____
                                                                           (In thousands)
Total loans at the end of the year                        $970,214   875,881   753,454   751,910   707,318
Average loans outstanding                                  936,370   802,088   736,646   727,870   659,283
                                                           _______   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                   $  9,818     9,006     8,548     8,871     8,431
                                                           _______   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                             83       109       276       110       203
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              31        68        45        48        90
  Commercial and industrial loans                              337        54       252       769       455
  Loans to individuals for personal expenditures             1,943     1,230     1,304     1,404     1,011
  All other loans                                               48        70        67         5         8
                                                           _______   _______   _______   _______   _______

    Total charge-offs                                        2,442     1,531     1,944     2,336     1,767
                                                           _______   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                            101       101        32        60        38
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             146        81       179       135       130
  Commercial and industrial loans                              334       248       125       303       505
  Loans to individuals for personal expenditures               947       641       635       716       280
  All other loans                                               21        20        20        --        --
                                                           _______   _______   _______   _______   _______
    Total recoveries                                         1,549     1,091       991     1,214       953
                                                           _______   _______   _______   _______   _______
Net loans charged off during year                              893       440       953     1,122       814
                                                           _______   _______   _______   _______   _______
Additions to allowance charged to operating expense          1,988     1,252     1,411       799       869
                                                           _______   _______   _______   _______   _______
Allowance of acquisitions                                       --        --        --        --       385
                                                           _______   _______   _______   _______   _______
Allowance for loan losses - end of the year               $ 10,913     9,818     9,006     8,548     8,871
                                                           _______   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.12%     1.12      1.20      1.14      1.25
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .10%      .05       .13       .15       .12
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

          In the following summary, the Company has allocated the allowance for loan losses, according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:

                                                                   Year Ended December 31
                                 __________________________________________________________________________________________
                                        1994              1993              1992              1991             1990
                                 _________________ _________________ _________________ _________________ __________________
                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for    of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                    Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                 (Dollars in thousands)
Real estate loans                  $ 2,600    57.7%  $2,400    57.5%   $2,200    59.8%   $2,002   57.8%    $1,967    59.5%
Loans to financial institutions         --      --       --      --        --      .1        --     .6         --     1.4
Loans to farmers                     1,400     7.4    1,600     7.6     1,200     8.3     1,500    8.1      1,900     7.9
Commercial and industrial loans      2,800    11.9    2,700    10.3     2,700    10.0     2,600   12.4      3,000     9.6
Loans to individuals for personal
  expenditures                       4,113    22.8    3,118    24.5     2,906    21.3     2,446   20.2      2,004    21.4
All other loans                         --      .2       --      .1        --      .5        --     .9         --      .2
                                   _______   _____    _____   _____     _____   _____     _____  _____      _____   _____
                                   $10,913   100.0%  $9,818   100.0%   $9,006   100.0%   $8,548  100.0%    $8,871   100.0%
                                    ______   _____    _____   _____     _____   _____     _____  _____      _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31

                                    1994             1993             1992
                                Amount  Rate     Amount  Rate     Amount  Rate
                                             (Dollars in thousands)
Noninterest-bearing deposits $  127,464   --% $  119,322   --% $  112,054   --%
Interest-bearing deposits:
   Demand                       250,520 2.16     217,754 2.09     209,642 2.52
   Savings                      294,715 2.33     299,640 2.57     260,568 3.60
   Time                         625,981 4.68     622,789 4.81     646,261 5.85
                              _________ ____   _________ ____   _________ ____

                             $1,298,680       $1,259,505       $1,228,525
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1994:

                                               Large Time Deposits
                                                  by Maturity at
          Maturity Remaining                    December 31, 1994
                                                  (In thousands)

          Less than 3 months                          $23,139
          Over 3 through 6 months                      10,191
          Over 6 through 12 months                     16,831
          Over 12 months                               23,188
                                                       ______

                                                      $73,349
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31,
                                                     ________________________
                                                      1994     1993     1992
                                                      ____     ____     ____
Return on average total assets:
  Net income before deduction of minority interest     .70%    1.04%     .98%

  Return on average equity                            9.03    13.82    14.13

  Common dividend payout ratio                       34.65    22.22    21.00

  Average equity to average assets                    7.36     7.18     6.61

  Equity to assets ratio                              6.98     7.59     6.81

  Tier 1 leverage capital ratio                       7.23     7.36     6.71

  Primary capital ratio                               8.18     8.31     7.67
                                                      ____     ____     ____

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1994        1993        1992
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31            $70,704      37,664       34,882
Weighted average interest rate at
  December 31                                   4.73%       2.31         2.34
Maximum amount outstanding at any
  quarter-end                                $70,704      66,740       49,125
Average amount outstanding during
  the year                                   $61,656      42,715       33,240
Weighted average interest rate during
  the year                                      3.38%       2.41         2.78
                                              ______      ______       ______

          Information relative to other short-term borrowings, which consist primarily of notes payable by the Parent Company, Federal Reserve Bank borrowings and U.S. Treasury - tax depository note options, follows:

                                               1994       1993        1992
                                               ____       ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31             $12,000           --        120
Weighted average interest rate at
  December 31                                    5.40%          --       3.15
Maximum amount outstanding at any
  quarter-end                                 $12,000           --      2,840
Average amount outstanding during
  the year                                    $ 4,860           33      2,170
Weighted average interest rate during
  the year                                       5.42%        3.63       5.57
                                               ______       ______     ______

Item 2.   Properties.

          At December 31, 1994, the affiliated banks had 44 banking locations with approximately 296,000 square feet, all located in Iowa. Of these banking locations, 33 were owned by the Company - approximately 229,000 square feet; 3 were owned buildings on leased land - approximately 30,000 square feet and 8 were operated under lease contracts with unaffiliated parties - approximately 37,000 square feet.

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

          There were approximately 1,608 holders of record of the Parent Company's $5 common stock as of March 13, 1995. The closing bid price of the Parent Company's common stock was $17.75 on March 13, 1995.

          The Parent Company increased dividends to common shareholders in 1993 to $.44 per share, a 10 percent increase over $.40 for 1993, after restatement for the May 1994 3-for-2 stock split. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1995, the Board of Directors declared a dividend of $.11 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.

Item 6.   Selected Financial Data.

          The information appearing on page 19 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information appearing on pages 12 through 17 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

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


PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1994, is incorporated herein by reference. See also
Item 1(E) of this Form 10-K captioned "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1994, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1994, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1994, is incorporated herein by reference.


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

                      Exhibit 3

                      The Articles of Incorporation, as amended, and Bylaws, as amended, of Brenton Banks, Inc. These Articles of Incorporation and Bylaws are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.1


                      Summary of the Bank Bonus Plans under which some of the executive officers of the Parent Company and certain other personnel of the subsidiaries are eligible to receive a bonus each year.

                      Exhibit 10.2

                      Summary of the Executive Bonus Plan under which some of the executive officers of the Parent Company are eligible to receive a bonus each year.

                      Exhibit 10.3

                      Summary of the Trust Division Bonus Plan under which one of the executive officers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10.4

                      Summary of the Brokerage Bonus Plan under which one of the executive officers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10.5

                      Summary of the Employee Bonus Plan under which employees of the Company are eligible to receive a bonus each year.

                      Exhibit 10.6

                      Employment Agreement, dated July 6, 1989, between William H. Brenton and Brenton Banks, Inc.

                      Exhibit 10.7

                      Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 300,000 shares of the Company's $5 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10.8

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1994, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance.

                      Exhibit 10.9

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1993, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.10

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

                      Exhibit 10.11

                      Standard Agreement for Advances, Pledge and Security Agreement between Brenton banks and the Federal Home Loan Bank of Des Moines. These standard Agreement for Advances, Pledge and Security Agreement are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.12

                      Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1994, setting forth the terms of the Parent Company's $2,000,000 short-term debt agreement.

                      Exhibit 10.13

                      Data Processing Agreement dated December 1, 1991 by and between Systematics, Inc. and Brenton Information Systems, Inc. This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10.14

                      Item Processing Agreement dated December 1, 1991 between Brenton Bank Services Corporation and the Federal Home Loan Bank of Des Moines. This Item Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10.15

                      Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective January 1, 1986. This Restated Trust Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10.16

                      Amendments to the Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective January 1, 1987, January 1, 1993 and January 1, 1994.

                      Exhibit 10.17

                      Indenture Agreement with respect to Capital Notes dated April 12, 1993. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.18

                      Indenture Agreement with respect to Capital Notes dated April 14, 1992. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10.19

                      Indenture Agreement with respect to Capital Notes dated August 5, 1991. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 10.20

                      Indenture Agreement with respect to Capital Notes dated March 27, 1991. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 10.21

                      Indenture Agreement with respect to Capital Notes dated April 5, 1985. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1991.

                      Exhibit 10.22

                      Indenture Agreement with respect to Capital Notes dated April 8, 1994.

                      Exhibit 10.23

                      Split Dollar Insurance Agreement between the Company, William H. Brenton Crummy Trust and William H. Brenton Crummy Trust II, dated November 23, 1994.

                      Exhibit 10.24

                      Split Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of C. Robert Brenton, dated August 12, 1994.

                      Exhibit 10.25

                      Agreement between Robert L. DeMeulenaere and the Company regarding the change in control arrangements, dated December 31, 1994.

                      Exhibit 10.26

                      Agreement between Larry A. Mindrup and the Company regarding the change in control arrangements, dated December 31, 1994.

                      Exhibit 11

                      Statement of computation of earnings per share.

                      Exhibit 12

                      Statement of computation of ratios.

                      Exhibit 13

                      The Annual Report to Shareholders of Brenton Banks, Inc., for the 1994 calendar year.

                      Exhibit 21

                      Subsidiaries.

                      Exhibit 23

                      Consent of KPMG Peat Marwick LLP to the incorporation of their report dated February 17, 1995, relating to certain consolidated statements of condition of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

                      Exhibit 27

                      Financial Data Schedule (filed only with Electronic Transmission).

          The Parent Company will furnish to any shareholder upon request a copy of any exhibit upon payment of a fee of $.50 per page. Requests for copies of exhibits should be directed to Steven T. Schuler, Chief Financial Officer/Treasurer/Secretary, at Brenton Banks, Inc., P.O. Box 961,
Des Moines, Iowa 50304-0961.

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1994.

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ C. Robert Brenton
Chairman of the Board of Directors
C. ROBERT BRENTON

Date:  March 9, 1995




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ William H. Brenton
Chairman of the Executive Committee,
Vice Chairman of the Board of Directors and Director
WILLIAM H. BRENTON
Principal Executive Officer

Date:  March 9, 1995


By  /s/ C. Robert Brenton
Chairman of the Board and Director
C. ROBERT BRENTON
Principal Executive Officer

Date:  March 9, 1995

By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 9, 1995



By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer

Date:  March 9, 1995



By  /s/ Jennifer Hixson Carney
Controller
JENNIFER HIXSON CARNEY

Date:  March 9, 1995


BOARD OF DIRECTORS


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 9, 1995


By  /s/ R. Dean Duben
R. DEAN DUBEN

Date:  March 9, 1995


By  /s/ Hubert G. Ferguson
HUBERT G. FERGUSON

Date:  March 9, 1995


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 9, 1995

EXHIBIT INDEX

Exhibits                                                               Page


          Exhibit 3

          The Articles of Incorporation, as amended, and Bylaws,
          as amended, of Brenton Banks, Inc.  These Articles of
          Incorporation and Bylaws are incorporated by reference
          from Form 10-K of Brenton Banks, Inc., for the year
          ended December 31, 1993.  . . . . . . . . . . . . . . . . .   39

          Exhibit 10.1

          Summary of the Bank Bonus Plans under which some of the
          executive officers of the Parent Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year.  . . . . . . . . . . . . . . . .   40

          Exhibit 10.2

          Summary of the Executive Bonus Plan under which some
          of the executive officers of the Parent Company are
          eligible to receive a bonus each year.  . . . . . . . . . .   42

          Exhibit 10.3

          Summary of the Trust Division Bonus Plan under which
          one of the executive officers of the Parent Company
          is eligible to receive a bonus each year. . . . . . . . . .   44

          Exhibit 10.4

          Summary of the Brokerage Bonus Plan under which one
          of the executive officers of the Parent Company is
          eligible to receive a bonus each year.  . . . . . . . . . .   46

          Exhibit 10.5

          Summary of the Employee Bonus Plan under which
          employees of the Company are eligible to receive a
          bonus each year.  . . . . . . . . . . . . . . . . . . . . .   48

          Exhibit 10.6

          Employment Agreement, dated July 6, 1989, between
          William H. Brenton and Brenton Banks, Inc.  . . . . . . . .   50

          Exhibit 10.7

          Non-Qualified Stock Option Plan, Administrative
          Rules and Agreement under which officers of the
          Company are eligible to receive options to purchase
          an aggregate of 300,000 shares of the Company's $5
          par value common stock.  This Non-Qualified Stock
          Option Plan, Administrative Rules and Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .   57

          Exhibit 10.8

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  . . . . . . . . . . . . .   58

          Exhibit 10.9

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1993, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents are incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1993.  . . . . . . . . . . . . . . . . . . . .   72

          Exhibit 10.10

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1992, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents, effective for 1992, are incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1992. . . . . . . . . . . .   73

          Exhibit 10.11

          Standard Agreement for Advances, Pledge and Security
          Agreement between Brenton banks and the Federal Home
          Loan bank of Des Moines.  These standard Agreement
          for Advances, Pledge and Security Agreement are
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1993.  . . . .   74

          Exhibit 10.12

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1993, setting
          forth the terms of the Parent Company's $2,000,000
          short-term debt agreement.  . . . . . . . . . . . . . . . .   75

          Exhibit 10.13

          Data Processing Agreement dated December 1, 1991
          by and between Systematics, Inc. and Brenton
          Information Systems, Inc.  This Data Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1991.  . . . . . . . . . . . . . . . . . . . .   77

          Exhibit 10.14

          Item Processing Agreement dated December 1, 1991
          between Brenton Bank Services Corporation and the Federal
          Home Loan Bank of Des Moines.  This Item Processing
          Agreement is incorporated by reference from Form 10-K
          of Brenton Banks, Inc., for the year ended
          December 31, 1992.  . . . . . . . . . . . . . . . . . . . .   78

          Exhibit 10.15

          Restated Trust Agreement for Brenton Banks, Inc.
          Retirement Plan, effective January 1, 1986.  This
          Restated Trust Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1991.   . . . . . . . . . .   79

          Exhibit 10.16

          Amendments to the Restated Trust Agreement for
          Brenton Banks, Inc. Retirement Plan, effective
          January 1, 1987, January 1, 1993 and January 1, 1994. . . .   80

          Exhibit 10.17

          Indenture Agreement with respect to Capital Notes
          dated April 12, 1993.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1993.  . . . .  112

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 14, 1992.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .  113

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  114

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated March 27, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  115

          Exhibit 10.21

          Indenture Agreement with respect to Capital Notes
          dated April 5, 1985.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1991. . . . . .  116

          Exhibit 10.22

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994.  . . . . . . . . . . . . . . . . . . .  117

          Exhibit 10.23

          Split Dollar Insurance Agreement between the Company,
          William H. Brenton Crummy Trust and William H.
          Brenton Crummy Trust II, dated November 23, 1994. . . . . .  132

          Exhibit 10.24

          Split Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          C. Robert Brenton, dated August 12, 1994. . . . . . . . . .  174

          Exhibit 10.25

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangements,
          dated December 31, 1994.  . . . . . . . . . . . . . . . . .  184

          Exhibit 10.26

          Agreement between Larry A. Mindrup and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  . . . . . . . . . . . . . . . . . . . .  188

          Exhibit 11

          Statement of computation of earnings per share. . . . . . .  192

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . . .  194

          Exhibit 13

          The Annual Report to Shareholders of Brenton Banks,
          Inc., for the 1994 calendar year. . . . . . . . . . . . . .  197

          Exhibit 21

          Subsidiaries. . . . . . . . . . . . . . . . . . . . .  .  .  240

          Exhibit 23

          Consent of KPMG Peat Marwick LLP to the incorporation
          of their report dated February 17, 1995, relating to
          certain consolidated statements of condition of Brenton
          Banks, Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  . . . . . . . . . . . . . . . . . .  244

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  . . . . . . . . . . . . . . . . . . . . . .  246
     38