Form 10-Q
period 1995-03-30
BRENTON BANKS INC
filed 1995-05-11
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to __________

Commission file number 0-6216



                      BRENTON BANKS, INC.
     (Exact name of registrant as specified in its charter)


Incorporated in Iowa                               No. 42-0658989
State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization

Suite 300, Capital Square, 400 Locust, Des Moines, Iowa     50309
(Address of principle executive offices)               (zip code)

                          515-237-5100
      (Registrant's telephone number, including area code)

                   Not applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 5, 1995.

       7,818,136 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                March 31,     December 31,
                                                                                   1995           1994
                                                                              -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . $    57,899,438     58,387,727
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . . .         221,060         64,255
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . . .      62,093,872     59,396,428
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .     347,699,800    349,208,773
Held to maturity (approximate market value of
  $97,138,000 and $92,284,000 at March 31, 1995,
  and December 31, 1994, respectively)  . . . . . . . . . . . . . . . . . .      97,811,878     94,484,134
                                                                              -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . .     445,511,678    443,692,907
                                                                              -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,032,193      2,104,492
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     950,771,545    970,214,498
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .     (11,039,708)   (10,913,043)
                                                                              -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     939,731,837    959,301,455
                                                                              -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . .      30,092,196     27,103,630
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .      12,845,300     13,064,921
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,608,494     18,211,034
                                                                              -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,568,036,068  1,581,326,849
                                                                              ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . $   126,042,841    136,547,995
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     333,670,279    315,369,233
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     250,027,195    255,046,184
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     642,940,878    633,319,698
                                                                              -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,352,681,193  1,340,283,110
                                                                              -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . . .      40,512,383     70,703,736
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . . .       7,000,000     12,000,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . .      15,677,219     14,749,917
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,478,206     28,939,413
                                                                              -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,449,349,001  1,466,676,176
                                                                              -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . . .       4,350,937      4,220,328

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,838,135 shares issued at March 31, 1995, and
    7,871,546 shares issued at December 31, 1994  . . . . . . . . . . . . .      39,190,675     39,357,730
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,768,114      5,210,344
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,582,914     70,979,317
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,205,573)    (5,117,046)
                                                                              -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . . .     114,336,130    110,430,345
                                                                              -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . $ 1,568,036,068  1,581,326,849
                                                                              ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                                          Brenton Banks, Inc. and Subsidiaries

                                          Consolidated Statements of Operations

                                                     (Unaudited)


                                                                          For the 3 months ended March 31,
                                                                               1995             1994
                                                                          --------------- ----------------
Interest Income
  Interest and fees on loans . . . . . . . . . . . . . . . . . . . . . . $    20,053,953       17,895,259
  Interest and dividends on investments:
    Available for sale - taxable . . . . . . . . . . . . . . . . . . . .       3,261,539        3,363,579
    Available for sale - tax-exempt  . . . . . . . . . . . . . . . . . .       1,247,901        1,483,278
    Held to maturity - taxable . . . . . . . . . . . . . . . . . . . . .         752,048          334,933
    Held to maturity - tax-exempt  . . . . . . . . . . . . . . . . . . .         755,755          668,035
                                                                          --------------- ----------------
  Total interest and dividends on investments  . . . . . . . . . . . . .       6,017,243        5,849,825
                                                                          --------------- ----------------
  Interest on federal funds sold and securities
    purchased under agreements to resell . . . . . . . . . . . . . . . .         522,090          107,021
  Other interest income  . . . . . . . . . . . . . . . . . . . . . . . .          17,732            4,522
                                                                          --------------- ----------------
Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . .      26,611,018       23,856,627
                                                                          --------------- ----------------
Interest Expense
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . .      12,437,422        9,850,568
  Interest on federal funds purchased and securities
    sold under agreements to repurchase  . . . . . . . . . . . . . . . .         462,281          218,781
  Interest on other short-term borrowings  . . . . . . . . . . . . . . .         104,279               --
  Interest on long-term borrowings . . . . . . . . . . . . . . . . . . .         592,982          358,354
                                                                          --------------- ----------------
Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . .      13,596,964       10,427,703
                                                                          --------------- ----------------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . .      13,014,054       13,428,924
Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . .         459,925          402,413
                                                                          --------------- ----------------
Net interest income after provision for loan losses  . . . . . . . . . .      12,554,129       13,026,511
                                                                          --------------- ----------------
Noninterest Income
  Service charges on deposit accounts  . . . . . . . . . . . . . . . . .       1,210,728        1,384,546
  Insurance commissions and fees . . . . . . . . . . . . . . . . . . . .         619,423          505,668
  Other service charges, collection and exchange
    charges, commissions and fees  . . . . . . . . . . . . . . . . . . .         893,283          891,174
  Investment brokerage commissions . . . . . . . . . . . . . . . . . . .         621,037          820,856
  Fiduciary income . . . . . . . . . . . . . . . . . . . . . . . . . . .         617,169          560,248
  Net gains (losses) from securities
    available for sale . . . . . . . . . . . . . . . . . . . . . . . . .              --           43,561
  Other operating income . . . . . . . . . . . . . . . . . . . . . . . .         309,192          200,265
                                                                          --------------- ----------------
Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . .       4,270,832        4,406,318
                                                                          --------------- ----------------
Noninterest Expense
  Salaries and wages . . . . . . . . . . . . . . . . . . . . . . . . . .       5,918,628        5,956,143
  Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,318,038        1,400,548
  Occupancy expense of premises, net . . . . . . . . . . . . . . . . . .       1,233,662        1,140,974
  Furniture and equipment expense  . . . . . . . . . . . . . . . . . . .         952,526          752,634
  Data processing expense  . . . . . . . . . . . . . . . . . . . . . . .         634,876          673,327
  FDIC deposit insurance assessment  . . . . . . . . . . . . . . . . . .         751,482          724,977
  Advertising and promotion  . . . . . . . . . . . . . . . . . . . . . .         443,307          384,034
  Other operating expense  . . . . . . . . . . . . . . . . . . . . . . .       2,428,735        2,482,475
                                                                          --------------- ----------------
Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . .      13,681,254       13,515,112
                                                                          --------------- ----------------
Income before income taxes and minority interest . . . . . . . . . . . .       3,143,707        3,917,717
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         573,134          888,411
                                                                          --------------- ----------------
Income before minority interest  . . . . . . . . . . . . . . . . . . . .       2,570,573        3,029,306
Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,795          135,728
                                                                          --------------- ----------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     2,449,778        2,893,578
                                                                          =============== ================

Per common and common equivalent share **:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          0.31             0.37
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.11             0.11
                                                                          ==============  ===============

*See accompanying notes to consolidated financial statements.
**Restated for the 3-for-2 stock split in the form of a stock dividend effective May, 1994.

PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                  (Unaudited)


                                                                    For the 3 months ended March 31,
                                                                        1995               1994
                                                                   --------------     --------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,449,778          2,893,578
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .         459,925            402,413
          Depreciation and amortization  . . . . . . . . . . . .       1,028,939            900,975
          Net (gains) losses from securities available
             for sale  . . . . . . . . . . . . . . . . . . . . .              --            (43,561)
          Net (increase) decrease in loans held for sale . . . .        (927,701)           832,761
          Increase in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .        (110,554)        (1,897,454)
          Decrease in accrued expenses, other
               liabilities and minority interest . . . . . . . .         939,992            635,507
                                                                   --------------     --------------
Net cash provided from operating activities  . . . . . . . . . .       3,840,379          3,724,219
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (46,490,526)       (37,746,081)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      53,686,092         39,574,079
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          4,860,285
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (23,146,364)       (13,777,225)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      18,978,468          5,148,277
  Net increase in loans . . . . . . . . . . . . . . . .. . . . .      19,109,693        (35,046,967)
  Purchases of bank premises and equipment, net  . . . . . . . .      (3,901,839)          (980,080)
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .      18,235,524        (37,967,712)
                                                                   --------------     --------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-bearing
     demand and savings deposits . . . . . . . . . . . . . . . .       2,776,903          1,777,014
  Net increase in time deposits . . . . . . . . . . . .. . . . .       9,621,180        (10,922,117)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .     (30,191,353)        18,594,026
  Net decrease in other short-term borrowings  . . . . . . . . .      (5,000,000)                --
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .       4,616,000            908,632
  Repayment of long-term borrowings  . . . . . . . . . . . . . .         (77,207)          (114,651)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .        (864,594)          (866,772)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .              --            193,643
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .        (970,887)                --
  Issuance of common stock under the long-term
     stock compensation plan . . . . . . . . . . . . . . . . . .         361,602                 --
  Payment for fractional shares in 3-for-2 stock split . . . . .              --                 --
  Other                                                                   18,413                 --
                                                                   --------------    ---------------
Net cash provided from financing activities  . . . . . . . . . .     (19,709,943)         9,569,775
                                                                   --------------    ---------------

Net increase (decrease) in cash and cash equivalents . . . . . .       2,365,960        (24,673,718)
Cash and cash equivalents at the beginning of the year . . . . .     117,848,410         84,433,347
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $  120,214,370         59,759,629
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   11,355,309          9,498,543
Income taxes paid during the period  . . . . . . . . . . . . . .              --                 --
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

2.   Additional Footnote Information

          In reviewing these financial statements, reference should be made to the 1994 Annual Report to Shareholders for more detailed footnote information.

3.   Statements of Cash Flows

          In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.   Income Taxes

          Federal income tax expense for the three months ended
March 31, 1995 and 1994, was computed using the consolidated effective federal income tax rates.

          For the first three months of 1995 and 1994, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

          In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 360,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to financial performance goals established by the Board of Directors. Under the plan, 91,490 shares were granted covering the performance period from 1992 through 1994; 78,644 shares were granted covering the performance period from 1993 through 1995; 90,292 shares were granted covering the performance period from 1994 through 1996; and 87,808 shares were granted covering the performance period from 1995 through 1997. Compensation expense associated with this plan for the first three months of 1995 and 1994 was $142,112 and $0, respectively.

PART 1  -- Item 1.
Page 2 of 2

5.   Common Stock Transactions, continued

          In 1995, 31,108 shares of common stock were issued under the long-term stock compensation plan. This transaction added
$361,602 to the equity of the Company.

          In May 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In 1995, 53,500 shares had been repurchased at a cost of $970,887. Since the plans inception, the Company has repurchased 98,300 shares at a total cost of $1,821,827.

6.   Income Per Share

          Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1995 and 1994 were 7,902,063 and 7,942,697, respectively, which included shares related to the Long-Term Stock Compensation Plan.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Capital Resources

     For the first three months of 1995, Brenton Banks, Inc. and subsidiaries (the "Company") recorded net income totalling $2,449,778. The Company's annualized return on average assets was .65 percent compared to .82 percent for the same period of 1994. The Company's annualized return on average equity was 8.73 percent compared to 10.38 percent one year ago.

     Common stockholders' equity totalled $114,336,130 as of March 31, 1995, a 3.5 percent increase from December 31, 1994. The Company's risk-based core capital ratio was 11.7 percent at March 31, 1995 and the total risk-based capital ratio was 12.8 percent. These exceeded the minimum regulatory requirements of
4.00 percent and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.38 percent at March 31, 1995, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations exclude unrealized gains or losses on assets available for sale.

     In 1993, the Company adopted Statement of Financial Accounting Standard (FAS) No. 115. Under this accounting standard, the method of classifying investment securities is based on the company's intended holding period. Accordingly, securities that the Company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses (including the income tax and minority interest effect) are recorded as a component of stockholders' equity. At March 31, 1995, aggregate unrealized losses from assets available for sale totalled $2,205,573, compared to $5,117,046 at December 31, 1994.

     The Company paid a dividend of $.11 per common share in the first quarter of 1995. This dividend is unchanged from the prior quarter and one year ago, resulting in a first quarter dividend payout ratio of 35.5 percent of earnings per share.

     In May 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In 1995, 53,500 shares had been repurchased at a cost of $970,887. Since the inception of the plan, 98,300 shares have been repurchased at a total cost of $1,821,827.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 10.9 percent at March 31, 1995, excluding unrealized losses on assets available for sale. This percentage is unchanged from December 31, 1994. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of March.

     Brenton Banks, Inc. common stock closed March of 1995 at a bid price of $18.00 per share, which is 123 percent of the book value per share of $14.62 on the same date. This closing stock price represented a price-to-trailing 12 months earnings multiple of 14.8 times. Excluding the December 1994 restructuring charge from earnings per share, the price-to-earnings ratio was a multiple of 12.7.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


Asset-Liability Management

    The Company has fully implemented an asset-liability management system. This system simulates the effect of various interest rate scenarios on net income and is used to project the results of alternative investment decisions. Management performs in-depth analyses of the simulations to manage interest rate risk and the Company's net interest margin.

     The Company's static one-year GAP position continued to be negative at March 31, 1995, meaning fewer assets are scheduled to reprice within one year than liabilities. The Company does not rely on GAP management to control interest rate risk, instead preferring simulation as a better management tool. The asset-liability simulations indicate that over the next 12 months, net interest income will improve in a declining interest rate environment and decrease in a rising rate environment.


Liquidity

    The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale, and investments available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and assets available for sale comprised 26.3 percent of the Company's total assets at March 31, 1995.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of March 31, 1995, the Company had borrowings of $27,650,000 from the Federal Home Loan Bank of Des Moines as a means of providing long-term, fixed-rate funding and assisting in controlling interest rate risk.

     The combination of a high level of potentially liquid assets, strong cash from operations, and low dependence on volatile liabilities provides strong liquidity for the Company at March 31, 1995.


Results of Operations

THE THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

Net Income

     For the three months ended March 31, 1995, Brenton recorded net income of $2,449,778, which is a decline of 15.3 percent from net income for the first three months of 1994 which totaled $2,893,578. On a per common and common stock equivalent share basis, net income was $.31 per share for the first quarter of 1995 compared to $.37 one year ago. The Company's total assets grew 5.2 percent to $1.6 billion at March 31, 1995 from one year ago.

Net Interest Income

     Average earning assets rose 2.9 percent from the first quarter of 1994 to the first quarter of 1995. This growth was offset by a decline in the net interest margin, which fell from 4.10 percent for the first quarter of 1994 to 3.88 percent for 1995. This resulted in a decrease in net interest income of $414,870 from one year ago.

     Since February 1994, the Federal Reserve increased short-term interest rates six times. These rate increases led to higher costs for deposits, Federal funds purchased, and short-term borrowings. Assets, however, have not repriced at the same pace, causing the net interest margin to narrow.

     In addition, since March 1994 the Company has increased Federal Home Loan Bank borrowings and brought in a large commercial deposit account relationship. While this has increased total assets and net interest income in total, the spread earned has been relatively small. If these transactions are excluded from March 1995 results, the net interest margin would be approximately
4.03 percent.

     With a tightened net interest margin and a need to generate more interest rate sensitive assets, the Company is limiting growth of fixed-rate consumer and real estate loans and focusing on variable rate loan products.

Loan Quality

     Brenton's loan quality remains exceptional. For the first quarter, nonperforming loans were a low .45 percent of total loans, and the reserve for loan losses was a solid 258.48 percent of nonperforming loans and 1.16 percent of total loans.

     For the first quarter of 1995, the Company's average loans grew 8.1 percent over one year ago. The majority of this increase related to commercial loans, which rose 13.2 percent from March 31, 1994. The Company's loan growth led to a 14.3 percent increase in the provision for loan losses expense, which was $459,925 for the quarter ended March 31, 1995, compared to $402,413 one year ago.

     January 1, 1995 was the effective date for Financial Accounting Standards Board Statement 114, "Accounting by Creditors for Impairment of a Loan". This standard made fundamental changes in certain accounting procedures for impaired loans, including the determination of the allowance for loan losses and financial disclosures. This new Standard has not had a material effect on the financial statements of the Company.


Noninterest Income

     Noninterest income was $4,270,832 for the first quarter, compared to $4,406,318 one year ago. Lower brokerage commissions, service charges on checking accounts, and secondary market real estate loan fees contributed to the decline.

     While dollars invested by brokerage customers increased, mutual fund sales declined, leading to a 24.3% decrease in commission income. Although commercial checking account balances remained steady, lower service charges resulted from an increase in the earnings credit rate (which is used to offset commercial account service charges). Additionally, higher interest rates slowed mortgage loan origination and refinancing activity from 1994 levels, reducing secondary market real estate loan fees $216,000 from one year ago.

     These declines were partially offset by a 22.5% increase in insurance commissions and fees over the first quarter of 1994.
This increase reflects higher sales of insurance products, especially credit life insurance sales.

Noninterest Expense

     With lower net interest income and noninterest income, the Company is focusing heavily on cost control and cost reduction. Total noninterest expense grew a modest 1.2% during the first quarter of 1995 to $13,681,254 from one year ago. Salaries and benefits expense declined 1.6% from one year ago. Occupancy, furniture and equipment expense rose 15.5% from one year ago, reflecting upgraded technology, remodeled facilities and new branches. Other expenses remained relatively constant with one year ago.

     The Company's net noninterest margin, which measures operating efficiency, was 2.39 percent compared to 2.49 percent one year ago.

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income, before income tax and minority interest, was 18.2 percent for the first three months of 1995 compared to 22.7 percent for 1994. This decline in effective rate was due to lower overall Company earnings and reduced state franchise taxes.

     In 1994, the Company established out-of-state investment subsidiaries to manage the investment portfolios for each Brenton bank. These subsidiaries provide an opportunity to lower the amount of state franchise taxes paid by the Company. The State of Iowa has recently enacted legislation that eliminated the tax benefits derived from these subsidiaries, and is effective July 1, 1995.


Looking Ahead

     In December 1994, the Board of Directors approved the
"Strategy for Success", which is the Company's strategic plan, developed with broad-based employee participation during 1994. The key components of the plan include:

           Development of a strong sales environment throughout the Company.

           Realignment of the organizational structure to match natural market areas.

           Development of a customer profitability measurement system.

           Re-engineering significant business functions.

The structure which best supports this plan is the consolidation of the Company's 13 commercial banks into a single, statewide bank. Much work has been done to implement this strategic vision. We anticipate that the one-bank merger will be completed in the fourth quarter of 1995.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1995.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRENTON BANKS, INC.

                              ___________________________________
                              (Registrant)



____________________________  ___________________________________
Dated                         Robert L. DeMeulenaere
                              President



____________________________  ___________________________________
Dated                         Steven T. Schuler
                              Chief Financial Officer/
                              Treasurer/Secretary