Form 10-Q
period 1995-06-30
BRENTON BANKS INC
filed 1995-08-15
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August 3, 1995.

       7,699,802 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                June 30,    December 31,
                                                                                  1995          1994
                                                                             -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   66,510,458     58,387,727
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .         385,906         64,255
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . .       9,000,000     59,396,428
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .     363,049,590    349,208,773
  Held to maturity (approximate market value of
  $113,531,000 and $92,284,000 at June 30, 1995,
  and December 31, 1994, respectively)  . . . . . . . . . . . . . . . . .     112,974,096     94,484,134
                                                                            -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .     476,023,686    443,692,907
                                                                            -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,713,390      2,104,492
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     963,081,592    970,214,498
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     (11,206,163)   (10,913,043)
                                                                            -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     951,875,429    959,301,455
                                                                            -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .      32,306,569     27,103,630
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      13,634,571     13,064,921
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,224,189     18,211,034
                                                                            -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,573,674,198  1,581,326,849
                                                                            ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .  $  135,485,839    136,547,995
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     354,401,164    315,369,233
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     229,389,135    255,046,184
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     629,770,279    633,319,698
                                                                            -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,349,046,417  1,340,283,110
                                                                            -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . .      38,868,322     70,703,736
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . .       7,000,000     12,000,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .      17,288,107     14,749,917
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      40,894,516     28,939,413
                                                                            -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,453,097,362  1,466,676,176
                                                                            -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . .       4,451,171      4,220,328

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,726,002 shares issued at June 30, 1995, and
    7,871,546 shares issued at December 31, 1994  . . . . . . . . . . . .      38,630,010     39,357,730
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,231,118      5,210,344
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,265,542     70,979,317
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .          (1,005)    (5,117,046)
                                                                            -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .     116,125,665    110,430,345
                                                                            -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $1,573,674,198  1,581,326,849
                                                                            ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

Brenton Banks, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

                                                      Six Months Ended      Three Months Ended
                                                          June 30*                June 30*
                                                  1995          1994        1995         1994
                                               ----------    ----------  ----------  ----------

Interest Income
  Interest and fees on loans                   $ 40,686,206  36,828,330  20,632,253  18,933,071
  Interest and dividends on investments:
    Available for sale - taxable                  7,000,113   6,656,096   3,738,574   3,292,517
    Available for sale - tax-exempt               2,373,303   2,897,524   1,125,402   1,414,246
    Held to maturity - taxable                    1,602,848     703,507     850,800     368,574
    Held to maturity - tax-exempt                 1,528,951   1,308,940     773,196     640,905
                                                ------------ ----------- ----------- -----------
Total interest and dividends on investments      12,505,215  11,566,067   6,487,972   5,716,242
                                                ------------ ----------- ----------- -----------
  Interest on federal funds sold and securities
    purchased under agreements to resell          1,255,415     321,633     733,325     214,612
  Other interest income                              16,391       7,953      (1,341)      3,431
                                                ------------ ----------- ----------- -----------
Total interest income                            54,463,227  48,723,983  27,852,209  24,867,356
                                                ------------ ----------- ----------- -----------
Interest Expense
  Interest on deposits                           26,187,405  19,766,445  13,749,983   9,915,877
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                      780,050     640,665     317,769     421,884
  Interest on other short-term borrowings           207,125       6,817     102,846       6,817
  Interest on long-term borrowings                1,228,959     828,682     635,977     470,328
                                                ------------ ----------- ----------- -----------
Total interest expense                           28,403,539  21,242,609  14,806,575  10,814,906
                                                ------------ ----------- ----------- -----------
Net interest income                              26,059,688  27,481,374  13,045,634  14,052,450
Provision for loan losses                           918,550     829,162     458,625     426,749
                                                ------------ ----------- ----------- -----------
Net interest income after provision
  for loan losses                                25,141,138  26,652,212  12,587,009  13,625,701
                                                ------------ ----------- ----------- -----------
Noninterest Income
  Service charges on deposit accounts             2,563,038   2,759,398   1,352,310   1,374,852
  Insurance commissions and fees                  1,267,516   1,011,736     648,093     506,068
  Other service charges, collection and
    exchange charges, commissions and fees        1,843,972   1,772,793     950,689     881,619
  Investment brokerage commissions                1,426,814   1,514,437     805,777     693,581
  Fiduciary income                                1,213,775   1,117,795     596,606     557,547
  Net gains (losses) from securities
    available for sale                               (2,498)     36,944      (2,498)     (6,617)
  Other operating income                            457,004     378,586     147,812     178,321
                                                ------------ ----------- ----------- -----------
Total noninterest income                          8,769,621   8,591,689   4,498,789   4,185,371
                                                ------------ ----------- ----------- -----------
Noninterest Expense
  Salaries and wages                             11,725,481  11,891,964   5,806,853   5,935,821
  Employee benefits                               2,362,693   2,537,865   1,044,655   1,137,317
  Occupancy expense of premises, net              2,498,433   2,273,757   1,264,771   1,132,783
  Furniture and equipment expense                 1,897,145   1,513,793     944,619     761,159
  Data processing expense                         1,269,113   1,310,082     634,237     636,755
  FDIC deposit insurance assessment               1,502,965   1,449,955     751,483     724,978
  Advertising and promotion                         920,759     804,948     477,452     420,914
  Other operating expense                         5,240,982   5,234,834   2,812,247   2,752,359
                                                ------------ ----------- ----------- -----------
Total noninterest expense                        27,417,571  27,017,198  13,736,317  13,502,086
                                                ------------ ----------- ----------- -----------
Income before income taxes and
  minority interest                               6,493,188   8,226,703   3,349,481   4,308,986
Income taxes                                      1,234,081   1,943,184     660,947   1,054,773
                                                ------------ ----------- ----------- -----------
Income before minority interest                   5,259,107   6,283,519   2,688,534   3,254,213
Minority interest                                   245,089     283,128     124,294     147,400
                                                ------------ ----------- ----------- -----------
Net income                                     $  5,014,018   6,000,391   2,564,240   3,106,813
                                                ============ =========== =========== ===========
Per common and common equivalent share**:
  Net income                                   $       0.64        0.76        0.33        0.39
  Cash dividends                                       0.22        0.22        0.11        0.11
                                                       ====        ====        ====        ====

*See accompanying notes to consolidated financial statements.

**Restated for the 3-for-2 stock split in the form of a stock dividend effective May 1994.

PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                  (Unaudited)


                                                                    For the 6 months ended June 30,
                                                                        1995               1994
                                                                   --------------     --------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,014,018          6,000,391
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .         918,550            829,162
          Depreciation and amortization  . . . . . . . . . . . .       2,066,788          1,806,772
          Net (gains) losses from securities available
             for sale  . . . . . . . . . . . . . . . . . . . . .           2,498            (36,944)
          Net (increase) decrease in loans held for sale . . . .      (5,608,898)         1,859,892
          (Increase) decrease in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .      (2,012,457)           280,457
          Decrease in accrued expenses, other
               liabilities and minority interest . . . . . . . .       2,569,793          1,614,365
                                                                   --------------     --------------
Net cash provided from operating activities  . . . . . . . . . .       2,950,292         12,354,095
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (155,642,829)       (52,751,708)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .     147,421,021         84,475,315
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,883,821         10,529,096
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (45,445,704)       (26,264,479)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      26,955,742         10,742,452
  Net (increase) decrease in loans . . . . . . . . . . . . . . .       6,507,476        (76,166,093)
  Purchases of bank premises and equipment, net  . . . . . . . .      (7,030,115)        (3,244,052)
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .     (24,350,588)       (52,679,469)
                                                                   --------------     --------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . . .      12,312,726        (15,044,910)
  Net increase (decrease) in time deposits . . . . . . . . . . .      (3,549,419)           920,797
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .     (31,835,414)        21,021,520
  Net increase (decrease) in other short-term borrowings . . . .      (5,000,000)         4,000,000
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .      12,271,000         11,660,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .        (315,897)        (1,196,913)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .      (1,726,788)        (1,736,035)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .          13,250            265,088
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .      (3,081,798)          (108,025)
  Issuance of common stock under the long-term
     stock compensation plan . . . . . . . . . . . . . . . . . .         361,602                 --
  Payment for fractional shares in 3-for-2 stock split . . . . .              --             (4,301)
  Other                                                                   (1,012)                --
                                                                   --------------    ---------------
Net cash provided from (used by) financing activities  . . . . .     (20,551,750)        19,777,221
                                                                   --------------    ---------------

Net decrease in cash and cash equivalents . . . . . .                (41,952,046)       (20,548,153)
Cash and cash equivalents at the beginning of the year . . . . .     117,848,410         84,433,347
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $   75,896,364         63,885,194
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   24,476,731         19,651,394
Income taxes paid during the period  . . . . . . . . . . . . . .       2,275,192          2,309,137
Transfers from investment securities to
  assets held for sale . . . . . . . . . . . . . . . . . . . . .              --          4,074,055
                                                                   ==============     ==============

See accompanying notes to consolidated financial statements.

PART 1  -- Item 1.  Financial Statements

BRENTON BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.   Adjustments and Reclassifications

     The accompanying financial statements for the interim periods were prepared without audit. In the opinion of management, all adjustments which were necessary for a fair presentation of financial position and results of operations have been made.
These adjustments were of a normal recurring nature.

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

4.   Income Taxes

     Federal income tax expense for the six months ended
June 30, 1995 and 1994, was computed using the consolidated effective federal income tax rates.

     For the first six months of 1995 and 1994, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

     During the first six months of 1995, options on 3,000 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. This transaction added $13,250 to the equity of the Company.

     In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 360,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to finanical performance goals established by the Boared of Directors. Under the plan, 91,490 shares were granted covering the performance period from 1992 through 1994; 78,644 shares were granted covering the performance period from 1993 through 1995; 90,292 shares were granted covering the performance period from 1994 through 1996; and 87,808 shares were granted covering the performance period from 1995 through 1997. Compensation expense associated with this plan for the first six months of 1995 and 1994 was $195,822 and $0, respectively.

Part 1 -- Item 1
Page 2 of 2

5.   Common Stock Transaction, continued

     In 1995, 31,108 shares of common stock were issued under the long-term stock compensation plan. This transaction added $361,602 to the equity of the Company.

     In 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In 1995, 194,833 shares had been repurchased at a cost of $3,562,448. Since the plans inception, the Company has repurchased 213,433 shares at a total cost of $3,932,748. In July 1995, the Board of Directors authorized the repurchase of $6 million of Company stock for 1995.

6.   Income Per Share

     Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1995 and 1994 were 7,820,107 and 7,951,423, respectively, which includes shares related to the long-term stock compensation plan.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Summary

     For the first six months of 1995, Brenton Banks, Inc. and subsidiaries (the "Company") recorded net income of $5,014,018, compared to $6,000,391 for the same period of 1994. The lower earnings were primarily the result of a $1,421,686 reduction in net interest income, attributed to a lower net interest margin.

     The Company's annualized return on average assets was .68 percent compared to .84 percent for the same period of 1994. The Company's annualized return on average equity was 8.80 percent compared to 10.77 percent one year ago. The Company's total assets grew 4.7 percent from one year ago to $1.6 billion at June 30, 1995.


Strategic Planning

     Although current earnings are disappointing, the Company is addressing this issue aggressively with the implementation of its strategic plan, which was developed in 1994. The goal of this plan is to build on the existing strengths of the Company while addressing the fundamental changes within the financial services industry. Significant actions currently in process include:

     Becoming One Bank. This year, Brenton plans to merge its 13 commercial banks into one statewide organization. This one bank structure will provide customers more convenient access to all Brenton locations, while improving operational efficiency in the Company. Regulatory approvals are on schedule, with an anticipated merger date of September 30, 1995.

     Providing Alternative Delivery Systems. In the future, consumers will demand anytime/anywhere access to bank services through ATMs, the telephone and home computers. Anticipating this, the Company:

          Launched "Brenton Direct," a telebanking center that handles loan applications, opening of new accounts, and customer service;

          Introduced the Brenton "SmartCheck" debit card, which cardholders can use to make purchases at participating
          Visa merchants and have the amount automatically withdrawn from their checking accounts;

Part I -- Item 2
Page 2 of 8


          Opened a supermarket bank branch in the growing market of Iowa City on July 17, 1995. This is the second grocery store branch for the Company. The first "SuperBank" branch was opened November 1994 in a Cedar Rapids
          EconoFoods store.

     Emphasis on Cost Management. The Company is developing long-term cost management strategies to enhance return on dollars spent. Current initiatives include right-sizing our operations to bring compensation expense in line with the industry and other financial services providers; standardizing internal policies for major expenses; renegotiating contracts with vendors; and added management controls.

     Line of Business Reporting. Systems are being implemented to measure financial performance by line of business rather than solely by geographic area. As part of this process, the Company will be divided into business segments for financial reporting purposes. This system will make it possible to measure managers on their ability to enhance the Company earnings, based on sales and controllable costs.

     Focusing on Profitable Customers. Research shows that 25% of a bank's customers are responsible for more than 90% of net revenue and that more than 30% of all customers are unprofitable. Recognizing this, Brenton has invested in technology that will identify our most profitable customers and tailor products and services for them.


Results of Operations

THE SIX MONTHS ENDED JUNE 30, 1995, COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1994.

Net Income

     For the six months ended June 30, 1995, Brenton recorded net income of $5,014,018, which is a decline of 16.4 percent from the first six months of 1994 which totaled $6,000,391. On a per common and common stock equivalent share basis, net income was $.64 per share for the first half of 1995 compared to $.76 one year ago.

Part I -- Item 2
Page 3 of 8
Net Interest Income

     Average earning assets rose 2.9 percent from the first six months of 1994 to the first six months of 1995. This growth was offset by a decline in the net interest margin, which fell from
4.16 percent for the first half of 1994 to 3.84 percent for 1995. This resulted in a decrease in net interest income of $1,421,686 from one year ago.

     Net interest income has been sensitive to the Federal
Reserve's adjustments in short-term interest rates and generally, rates on short-term assets and liabilities are higher than one year ago. As rates increased, assets repriced at a slower pace than deposits, causing the net interest margin to compress.

     It is a significant goal for net interest income to be less dependent on the direction of interest rates. During the last several months, the Company has been working to move the balance sheet to a position that is less vulnerable to changes in interest rates. For example, through a recent home equity loan compaign, the level of variable-rate consumer loans has doubled during 1995. This is one of several initiatives designed to reduce interest rate risk and improve profitability. Other initiatives include more focus on variable rate commercial loans and less focus on long-term fixed rate mortgage loans.

     In addition, since June 1994, the Company has increased Federal Home Loan Bank borrowings, and brought in a large commercial deposit account relationship. While these transactions have increased total assets and net interest income in total, the spread earned has been relatively small. If these transactions are excluded from June 1995 results, the net interest margin would beapproximately 3.95 percent for the first six months of 1995.


Loan Quality

     Brenton's loan quality remains exceptional. For the first six months, nonperforming loans were a low .47 percent of total loans, and the reserve for loan losses was a solid 248.64 percent of nonperforming loans and 1.16 percent of total loans.

     For the first half of 1995, the Company's average loans grew
4.9 percent over one year ago. The majority of this increase related to commercial loans, which rose 16.8 percent from June 30, 1994. The Company's loan growth led to a 10.8 percent increase in the provision for loan losses expense, which was $918,550 for the six months ended June 30, 1995, compared to $829,162 one year ago.

Page I -- Item 2
Page 4 of 8

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


Noninterest Income

     Year-to-date noninterest income was $8,772,119 (excluding securities gains and losses), a 2.5 percent increase from $8,554,745 one year ago. Several factors contributed to this growth. There was a 25.3 percent increase in insurance revenues, primarily due to commissions from credit life and accident & health insurance sales. Increasing volumes in residential real estate sales and the establishment of a real estate office in Adel, Iowa led to a 43.9 percent rise in commissions from real estate brokerage activities. In addition, increasing volumes in benefit plan administration, revenue from the Brenton Family of Mutual Funds and favorable market conditions led to an 8.6 percent increase in fiduciary income.

     These improvements helped offset declines in other noninterest income areas during the first half of 1995. From one year ago, brokerage commissions declined 5.8 percent and service charges on deposit accounts fell 7.1 percent to $2,563,038. Fees from secondary market real estate loans fell $262,070 as the Company experienced lower volumes in real estate loan originations.


Noninterest Expense

     Noninterest expense totalled $27,417,571 and rose only 1.5 percent from the first half of 1994, due to a strong focus on controlling expense growth. Increased expenses were related to additional costs for occupancy and furniture and equipment associated with new branches and technology upgrades which totalled $608,028. In addition, public relations activities in local communities caused advertising expenses to rise 14.4 percent.

     As evidence of right-sizing efforts, compensation expense declined 2.4 percent from the first six months of 1994. All other expenses were consistent with 1994 levels.

     The Company's net noninterest margin, which measures operating efficiency, was 2.41 percent compared to 2.48 percent one year ago.

Part I -- Item 2
Page 5 of 8

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income, before income tax and minority interest, was 19.0 percent for the first six months of 1995 compared to 23.6 percent for 1994. This decline in effective rate was due to lower overall Company earnings and reduced state franchise taxes.

     In 1994, the Company established out-of-state investment subsidiaries to manage the investment portfolios for each Brenton bank. These subsidiaries provide an opportunity to lower the amount of state franchise taxes paid by the Company. The State of Iowa enacted legislation that eliminated the tax benefits derived from these subsidiaries, effective July 1, 1995. The Company dissolved its subsidiaries on June 30, 1995.


Results of Operations

THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1994.

Net Income

     For the three months ended June 30, 1995, net income totalled $2,564,240 compared to $3,106,813 one year ago. Earnings per common and common equivalent share totalled $.33 for the second quarter of 1995 compared to $.39 for the second quarter of 1994.
In comparing the results of operations, there is much similarity in the analysis of the second quarter and the first six months. The primary factor in the earnings decline was lower net interest income, which was partially offset by modest growth in noninterest income and slower growth in noninterest expenses.

Net Interest Income

     Net interest income for the quarter totalled $13,045,634 and declined 7.2 percent from the second quarter of 1994. The net interest margin was 3.87 percent in 1995 compared to 4.22 percent in 1994. The decline in margin was due primarily to interest-earning assets repricing at a slower pace than rates on interest-bearing liabilities.

Part I -- Item 2
Page 6 of 8

Provisions for Loan Losses

     The provision for loan losses for the second quarter of 1995 totalled $458,625, an increase of 7.5 percent over the same period of 1994.

Noninterest Income

     Noninterest income increased by $313,418 or 7.5 percent, from the second quarter of 1994 to the second quarter of 1995. The majority of this increase is due to higher insurance commissions, primarily from sales of credit life and accident & health insurance at subsidiary banks, and an increase of $112,196 in investment brokerage commissions. In addition, real estate brokerage commissions grew 12.6 percent to $271,000.

     Offsetting these increases, service charges on deposit accounts declined 1.6 percent and fees on secondary market real estate loans were $45,000 lower than the second quarter of 1994.

Noninterest Expense

     As with the results of the first half of the year, noninterest expense rose only slightly (1.7 percent) from the prior year's quarter. Salary and related fringe benefit costs declined 3.1 percent. Occupancy expense and furniture and equipment expense were up a combined 19.3 percent, again relating to new facilities and facility remodeling. The Company's net noninterest margin was
2.36 percent for the second quarter of 1995 compared to 2.49 percent for the second quarter of 1994.

Capital Resources

     Common stockholders' equity totalled $116,125,665 as of June 30, 1995, a 5.2 percent increase from December 31, 1994. This increase was primarily due to current earings coupled with the equity adjustment required by Statement of Financial Accounting Standard (FAS) No. 115. Under this accounting standard which was adopted December 31, 1993, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities that the Company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses (including the income tax and minority interest effect) are recorded as a component of stockholders' equity. At June 30, 1995, aggregate unrealized losses from assets available for sale totalled $1,005, while at December 31, 1994, aggregate unrealized losses totalled $5,117,046. This resulted in a net increase of $5,116,041 in common stockholders' equity in 1995.

Part I -- Item 2
Page 7 of 8

     The Company's risk-based core capital ratio was 11.4 percent at June 30, 1995 and the total risk-based capital ratio was 12.5 percent. These exceeded the minimum regulatory requirements of
4.00 percent and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.35 percent at June 30, 1995, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations exclude unrealized gains or losses on assets available for sale.

     The Company paid a dividend of $.11 per common share in the second quarter of 1995. This dividend was unchanged from the prior quarter and one year ago, resulting in a second quarter dividend payout ratio of 33.3 percent of earnings per share and a six-month dividend payout ratio of 34.4 percent.

     As part of the Company's ongoing stock repurchase plan, 168,633 shares have been purchased in 1995 at a cost of $3,081,798. The Board of Directors recently approved the repurchase of $6 million in the Company's stock for the current year. Since the inception of the plan, 213,433 shares have been repurchased at a total cost of $3,932,748. These shares are expected to be used for the issuance of shares under the Company's long-term stock compensation plan and stock options.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 10.9 percent at June 30, 1995. This percentage is unchanged from December 31, 1994. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of June.

     Brenton Banks, Inc. common stock closed June of 1995 at a bid price of $18.19 per share, which is 121 percent of the book value per share of $15.03 on the same date. This closing stock price represented a price-to-trailing 12 months earnings multiple of 15.8 times. Excluding the December 1994 restructuring charge from earnings, the price-to-earnings ratio was a multiple of 13.7.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.

Asset-Liability Management

     The Company utilizes a computer simulation-based asset-liability management system. This system simulates the effect of various interest rate scenarios and the impact of balance sheet management decisions on net interest income. Management utilizes

Part I -- Item 2
Page 8 of 8

this system to manage interest rate risk, the net interest margin and the level of total net interest income.

     In late 1994 and 1995, the Company implemented policies to assist in reducing interest rate risk. Many decisions regarding loan, investment, and deposit strategies have been made with the intent of reducing net interest income fluctuations caused by changes in interest rates. While the asset-liability policy calls for a five percent limitation on net interest income fluctuations given a three percent change in interest rates, the current goal is to limit the fluctuation to three percent or less.

Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale, and investments available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and assets available for sale comprised 24.1 percent of the Company's total assets at June 30, 1995.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of June 30, 1995, the Company had borrowings of $35,150,000 from the Federal Home Loan Bank of Des Moines as a means of providing long-term, fixed-rate funding for specific transactions and assisting in controlling interest rate risk.

     The combination of a high level of potentially liquid assets, strong cash flow from operations, and low dependence on volatile liabilities provides strong liquidity for the Company at June 30, 1995.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended June 30, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRENTON BANKS, INC.

                              -----------------------------------
                              (Registrant)



-----------------------------------------------------------------
Dated                         Robert L. DeMeulenaere
                              President



----------------------------------------------------------------
Dated                         Steven T. Schuler
                              Chief Financial Officer/
                              Treasurer/Secretary