Form 10-Q
period 1995-09-30
BRENTON BANKS INC
filed 1995-11-13
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 3, 1995.

       7,687,052 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                              September 30,  December 31,
                                                                                  1995          1994
                                                                             -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   69,600,371     58,387,727
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .         495,147         64,255
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . .      18,500,000     59,396,428
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .     354,732,388    349,208,773
  Held to maturity (approximate market value of
  $131,240,000 and $92,284,000 at September 30, 1995,
  and December 31, 1994, respectively)  . . . . . . . . . . . . . . . . .     130,544,314     94,484,134
                                                                            -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .     485,276,702    443,692,907
                                                                            -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,755,033      2,104,492
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     937,084,849    970,214,498
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     (11,074,834)   (10,913,043)
                                                                            -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     926,010,015    959,301,455
                                                                            -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .      33,335,320     27,103,630
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      16,611,851     13,064,921
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,392,361     18,211,034
                                                                            -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,573,976,800  1,581,326,849
                                                                            ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .  $  137,439,343    136,547,995
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     374,428,899    315,369,233
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     217,011,708    255,046,184
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     615,589,300    633,319,698
                                                                            -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,344,469,250  1,340,283,110
                                                                            -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . .      41,003,504     70,703,736
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . .       7,000,000     12,000,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .      17,714,604     14,749,917
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      40,898,631     28,939,413
                                                                            -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,451,085,989  1,466,676,176
                                                                            -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . .       4,496,953      4,220,328

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,700,002 shares issued at September 30, 1995 and
    7,871,546 shares issued at December 31, 1994  . . . . . . . . . . . .      38,504,010     39,357,730
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,758,818      5,210,344
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,415,172     70,979,317
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .         715,858     (5,117,046)
                                                                            -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .     118,393,858    110,430,345
                                                                            -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $1,573,976,800  1,581,326,849
                                                                            ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                                                 Brenton Banks, Inc. and Subsidiaries

                                                 Consolidated Statements of Operations

                                                               (Unaudited)

                                                             Nine Months Ended         Three Months Ended
                                                                September 30*               September 30*
                                                           1995            1994         1995         1994
                                                       ----------      ----------   ----------  -----------
Interest Income
  Interest and fees on loans                           $ 61,983,238    56,548,698   21,297,032  19,720,368
  Interest and dividends on investments:
    Available for sale - taxable                         10,686,650     9,738,281    3,686,537   3,082,185
    Available for sale - tax-exempt                       3,418,074     4,220,675    1,044,771   1,323,151
    Held to maturity - taxable                            2,790,642     1,203,333    1,187,794     499,826
    Held to maturity - tax-exempt                         2,309,793     1,942,355      780,842     633,415
                                                        ------------   -----------  ----------- -----------
Total interest and dividends on investments              19,205,159    17,104,644    6,699,944   5,538,577
                                                        ------------   -----------  ----------- -----------
  Interest on federal funds sold and securities
    purchased under agreements to resell                  1,678,596       742,408      423,181     420,775
  Other interest income                                      37,982        10,642       21,591       2,689
                                                        ------------   -----------  ----------- -----------
Total interest income                                    82,904,975    74,406,392   28,441,748  25,682,409
                                                        ------------   -----------  ----------- -----------
Interest Expense
  Interest on deposits                                   39,609,621    30,253,638   13,422,216  10,487,193
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                   1,217,323     1,193,747      437,273     553,082
  Interest on other short-term borrowings                   307,445        17,698      100,320      10,881
  Interest on long-term borrowings                        1,939,973     1,387,690      711,014     559,008
                                                        ------------   -----------  ----------- -----------

Total interest expense                                   43,074,362    32,852,773   14,670,823  11,610,164
                                                        ------------   -----------  ----------- -----------
Net interest income                                      39,830,613    41,553,619   13,770,925  14,072,245
Provision for loan losses                                 1,404,675     1,269,494      486,125     440,332
                                                        ------------   -----------  ----------- -----------
Net interest income after provision for loan losses      38,425,938    40,284,125   13,284,800  13,631,913
                                                        ------------   -----------  ----------- -----------
Noninterest Income
  Service charges on deposit accounts                     3,876,014     4,110,788    1,312,976   1,351,390
  Insurance commissions and fees                          1,858,890     1,580,985      591,374     569,249
  Other service charges, collection and exchange
    charges, commissions and fees                         2,846,516     2,706,778    1,002,544     933,985
  Investment brokerage commissions                        2,230,828     2,129,798      804,014     615,361
  Fiduciary income                                        1,815,172     1,671,182      601,397     553,387
  Net gains (losses) from securities available for sale      (2,486)     (261,229)          12    (298,173)
  Other operating income                                    524,182       611,516       67,178     232,930
                                                        ------------   -----------  ----------- -----------
Total noninterest income                                 13,149,116    12,549,818    4,379,495   3,958,129
                                                        ------------   -----------  ----------- -----------
Noninterest Expense
  Salaries and wages                                     17,596,544    17,945,066    5,871,063   6,053,102
  Employee benefits                                       3,403,182     3,625,907    1,040,489   1,088,042
  Occupancy expense of premises, net                      3,780,918     3,399,869    1,282,485   1,126,112
  Furniture and equipment expense                         2,793,805     2,347,274      896,660     833,481
  Data processing expense                                 1,891,496     1,956,777      622,383     646,695
  FDIC deposit insurance assessment                       1,550,221     2,178,668       47,256     728,713
  Advertising and promotion                               1,372,249     1,275,853      451,490     470,905
  Other operating expense                                 8,430,876     7,965,025    3,189,894   2,730,191
                                                        ------------   -----------  ----------- -----------
Total noninterest expense                                40,819,291    40,694,439   13,401,720  13,677,241
                                                        ------------   -----------  ----------- -----------
Income before income taxes and minority interest         10,755,763    12,139,504    4,262,575   3,912,801
Income taxes                                              2,376,711     2,901,714    1,142,630     958,530
                                                        ------------   -----------  ----------- -----------
Income before minority interest                           8,379,052     9,237,790    3,119,945   2,954,271
Minority interest                                           367,419       428,763      122,330     145,635
                                                        ------------   -----------  ----------- -----------
Net income                                             $  8,011,633     8,809,027    2,997,615   2,808,636
                                                        ============   ===========  =========== ===========

Per common and common equivalent share**:
  Net income                                           $       1.03          1.11         0.39        0.35
  Cash dividends                                               0.33          0.33         0.11        0.11
                                                               ====          ====         ====        ====

*See accompanying notes to consolidated financial statements.

**Restated for the 3-for-2 stock split in the form of a stock dividend effective May 1994.

PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                  (Unaudited)


                                                                   For the 9 months ended September 30,
                                                                        1995               1994
                                                                   --------------     --------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,011,633          8,809,027
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .       1,404,675          1,269,494
          Depreciation and amortization  . . . . . . . . . . . .       3,090,697          2,744,625
          Net losses from securities available for sale  . . . .           2,486            261,229
          Net (increase) decrease in loans held for sale . . . .      (7,650,541)         1,844,422
          Increase in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .      (3,720,308)        (3,455,757)
          Increase in accrued expenses, other
               liabilities and minority interest . . . . . . . .       3,011,076          2,342,846
                                                                   --------------     --------------
Net cash provided from operating activities  . . . . . . . . . .       4,149,718         13,815,886
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (212,282,649)       (80,749,881)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .     213,573,173        110,970,989
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,883,809         19,396,510
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (68,782,167)       (42,149,626)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      32,721,987         17,932,906
  Net (increase) decrease in loans . . . . . . . . . . . . . . .      31,886,765        (90,197,801)
  Purchases of bank premises and equipment, net  . . . . . . . .      (8,967,634)        (4,443,386)
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .      (8,966,716)       (69,240,289)
                                                                   --------------     --------------


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . . .      21,916,538         12,474,585
  Net increase (decrease) in time deposits . . . . . . . . . . .     (17,730,398)           893,923
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .     (29,700,232)        26,329,847
  Net decrease in other short-term borrowings  . . . . . . . . .      (5,000,000)                --
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .      12,296,000         22,045,030
  Repayment of long-term borrowings  . . . . . . . . . . . . . .        (336,782)        (1,256,971)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .      (2,575,774)        (2,605,216)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .         179,975            265,088
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .      (3,846,823)          (264,775)
  Issuance of common stock under the long-term
     stock compensation plan . . . . . . . . . . . . . . . . . .         361,602                 --
  Payment for fractional shares in 3-for-2 stock split . . . . .              --             (4,301)
                                                                   --------------    ---------------
Net cash provided from (used by) financing activities  . . . . .     (24,435,894)        57,877,210
                                                                   --------------    ---------------

Net increase (decrease) in cash and cash equivalents . . . . . .     (29,252,892)         2,452,807
Cash and cash equivalents at the beginning of the year . . . . .     117,848,410         84,433,347
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $   88,595,518         86,886,154
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   38,114,867         29,807,052
Income taxes paid during the period  . . . . . . . . . . . . . .       2,407,492          3,511,137
Transfers from investment securities to
  assets held for sale . . . . . . . . . . . . . . . . . . . . .              --          4,074,055
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

4.   Income Taxes

     Federal income tax expense for the nine months ended
September 30, 1995 and 1994, was computed using the consolidated effective federal income tax rates.

     For the first nine months of 1995 and 1994, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

     During the first nine months of 1995, options on 19,000 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $179,975 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2

5.   Common Stock Transaction, cont.

     In 1992, the Company originated a long-term stock compensation plan for key management personnel. The plan provides for 360,000 shares of the Company's common stock to be reserved for grant over a four year period. Each grant of shares will cover a three year performance period, 35 percent of which will vest upon completion of employment for the performance period and 65 percent of which will vest based on a tiered achievement scale tied to finanical performance goals established by the Board of Directors. Under the plan, 91,490 shares were granted covering the performance period from 1992 through 1994; 78,644 shares were granted covering the performance period from 1993 through 1995; 90,292 shares were granted covering the performance period from 1994 through 1996; and 87,808 shares were granted covering the performance period from 1995 through 1997. Compensation expense associated with this plan for the first nine months of 1994 and 1995 was $0 and $340,811, respectively.

     In 1995, 31,108 shares of common stock were issued under the long-term stock compensation plan. This transaction added $361,602 to the equity of the Company.

     In 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In 1995, 209,833 shares had been repurchased at a cost of $3,846,823. Since the plans inception, the Company has repurchased 254,633 shares at a total cost of $4,697,773. In July 1995, the Board of Directors authorized the repurchase of $6 million of stock for 1995.

6.   Income Per Share

     Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1995 and 1994 were 7,789,468 and 7,952,453, respectively, which include shares related to the long-term stock compensation plan.

PART I -- ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Summary

     For the first nine months of 1995, Brenton Banks, Inc. and subsidiaries (the "Company") recorded net income of $8,011,633, compared to $8,809,027 for the same period of 1994. The lower earnings reflect a $1,723,006 reduction in net interest income, attributed to a lower net interest margin.

     In the third quarter of 1995, earnings were $433,375 higher than the second quarter of 1995 and $188,979 higher than the same period one year ago. The increase from 1994 was due to higher noninterest income, especially in investment brokerage, insurance and real estate brokerage. In addition, the Company received a refund of FDIC deposit insurance premiums totalling approximately $700,000. These increases in net income were offset by a loss of $400,000 on the sale of real estate loans, which was taken to reduce the interest rate risk position within the Company's balance sheet.

     The Company's annualized return on average assets was .72 percent compared to .82 percent for the same period of 1994. The Company's annualized return on average equity was 9.27 percent compared to 10.53 percent one year ago. The Company's total assets grew 2.0 percent from one year ago to $1.6 billion at September 30, 1995.

Strategic Planning

     The Company is continuing to work on implementing its strategic plan. "Strategy for Success" was developed in 1994 with the goals of creating a strong sales culture, developing non-branch delivery systems, managing costs and establishing a corporate structure that supports implementation of the plan. This strategy, which led to the September 30, 1995 consolidation of Brenton's 13 commercial banks into one statewide banking organization, continues to emphasize a strong commitment to customer relationships and communities. Brenton bank branches operate in diverse economic environments, including metropolitan, agricultural and industrial areas, and all have differing needs. Recognizing this, the Company is making changes designed to provide bankers the time and resources necessary to effectively serve their customers and communities.

COST MANAGEMENT     The Company continues to right-size operations
to bring compensation expenses in line with industry peers.
Between December 31, 1994 and the end of September 1995, salary and benefits expenses have been reduced, on an annualized basis, approximately $3 million. Over half of this was realized through attrition.

PART I -- ITEM 2
Page 2 of 8

     In addition, the Company's cost management team continues to evaluate all major expense items in an effort to identify and gain savings in the areas of supplies, record retention and storage, and occupancy expenses.

RETAIL BANKING     A key goal of the Company's Retail Banking
Division is to improve customer service and sales. This includes working with personal bankers as their roles expand to include consumer lending, in addition to handling consumer deposit activity. To accomplish this, all personal bankers will attend product and sales training, which will enhance their ability to recommend the best products to suit individual customer needs.

AGRIBUSINESS BANKING     The Company has historically had strong
agribusiness banking relationships in its community banks. Because of this, there is an effort underway to capitalize on the expertise of Brenton employees and make a renewed commitment to this area by establishing the Agricultural Banking Division. This group will focus on sales and service to traditional farm operations and ag-related businesses. To date, marketing efforts have been directed toward generating loans. However, evidence suggests there is strong demand for fee-based products and services, such as cash management, farm management and employee benefits plans. This division will be working to expand these services to all agribusiness customers.

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1994.

Net Income

     For the nine months ended September 30, 1995, Brenton recorded net income of $8,011,633, which is a decline of 9.1 percent from the first nine months of 1994 which totalled $8,809,027. On a per common and common stock equivalent share basis, net income was $1.03 per share for the first three quarters of 1995 compared to $1.11 one year ago.

Net Interest Income

     Average earning assets rose 2.3 percent from the first nine months of 1994 to the first nine months of 1995. This growth was offset by a decline in the net interest margin, which fell from
4.16 percent for the first nine months of 1994 to 3.88 percent for 1995. This resulted in a decrease in net interest income of $1,723,006 from one year ago.

PART I -- ITEM 2
Page 3 of 8

     Many steps have been taken to restructure our balance sheet in a way that will lessen net interest income's dependence on the direction of interest rates. For example, variable rate commercial and consumer loans have been increasing, and $26 million of fixed-rate real estate loans were sold during the third quarter.
Although this sale resulted in a loss of approximately $400,000, it should allow for higher and more stable interest margins in the future.

     In addition, since June 1994, the Company has increased
Federal Home Loan Bank borrowings, and brought in a large commercial deposit account relationship. While these transactions have increased total assets and net interest income, the spread earned has been relatively small.

Loan Quality

     Brenton's loan quality remains outstanding. For the first nine months, nonperforming loans were a low .48 percent of total loans, and the reserve for loan losses was a solid 245.73 percent of nonperforming loans and 1.18 percent of total loans.

     While overall loan quality remains exceptional, the level of consumer loan delinquencies and charge-offs have been higher than one year ago, a trend which is being experienced throughout the industry. Net charge-offs were .17% of average loans for the first nine months of 1995 compared with .07% for the same period last year. Underwriting standards have been reviewed and modified in light of this trend.

     For the first nine months of 1995, the Company's average loans grew 2.8 percent over one year ago. The majority of this increase related to commercial loans, which rose on average, 14.2 percent from September 30, 1994. The Company's loan growth led to a 10.6 percent increase in the provision for loan losses expense, which was $1,404,675 for the nine months ended September 30, 1995, compared to $1,269,494 one year ago.

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

Noninterest Income

     Year-to-date noninterest income was $13,151,602 (excluding securities gains and losses), a 2.7 percent increase from $12,811,047 one year ago. Higher insurance revenues, brokerage commissions, fiduciary income and real estate commissions and fees were all contributing factors.

PART I -- ITEM 2
Page 4 of 8

     Insurance commissions increased 17.6 percent, due primarily to sales from credit related insurance. Brokerage revenues for the year were up 4.7 percent and totalled $2,230,828. The first nine months of 1995 saw increased fiduciary income of 8.6 percent or $1,815,172 and revenues from real estate brokerage activities increased 20.2 percent from one year ago.

     These improvements offset declines in other noninterest income categories. While service charge revenues fell 5.7 percent to $3,876,014 for the first three quarters of 1995, the third quarter reflected slight improvement over previous quarters.

     One-time revenues and charges further impacted third-quarter noninterest income. There was a $215,718 gain on the sale of a building and loan recoveries and gains totalling approximately $146,000, as well as the $400,000 loss on the sale of real estate loans.

     Securities transactions also influenced the increase in noninterest income. In 1994, the Company realized losses of $261,229, compared to $2,486 in 1995. This resulted in increased noninterest income of $258,743 from 1994 to 1995.

Noninterest Expense

     Noninterest expense totalled $40,819,291, only $124,852 or .31 percent higher than the first nine months of 1994. Salaries and benefits expenses declined 2.6 percent to $20,999,726 from the first three quarters of 1994. Occupancy and furniture and equipment expenses rose $827,580 from 1994, due to costs associated with new facilities in Ames, Ankeny, Davenport and Iowa City, office remodelings and technology upgrades.

     In September 1995, the FDIC refunded approximately $700,000 of deposit insurance assessments. This was a result of the full funding of reserves required by the FDIC to insure the deposits of the banking industry. In future quarters, the Company's FDIC premium expense will decline approximately 68 percent. The Company continues to pay the lowest rates available under the FDIC's risk-based premium system.

     Other operating expense rose $465,851 from 1994 levels, due in part to payments made to EDS, a management consulting group that was hired to reengineer the retail and commercial banking areas and assist in developing a formalized process of enhancing noninterest income.

     The net noninterest margin, which measures operating efficiency, was 2.37 percent compared to 2.47 percent one year ago, a reflection of the Company's commitment to expense reduction and noninterest income enhancement.

PART I -- ITEM 2
Page 5 of 8

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income, before income tax and minority interest, was 22.1 percent for the first six months of 1995 compared to 23.9 percent for 1994. This decline in effective rate was due to lower overall Company earnings and reduced state franchise taxes.

     In 1994, the Company established out-of-state investment subsidiaries to manage the investment portfolios for each Brenton bank. These subsidiaries provided an opportunity to lower the amount of state franchise taxes paid by the Company. The State of Iowa enacted legislation that eliminated the tax benefits derived from these subsidiaries, effective July 1, 1995. The Company dissolved its subsidiaries on June 30, 1995.


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1994.

Net Income

     For the three months ended September 30, 1995, net income totalled $2,997,615 compared to $2,808,636 one year ago, an increase of 6.7%. Earnings per common and common equivalent share totalled $.39 for the third quarter of 1995 compared to $.35 for the third quarter of 1994. In comparing the results of operations, there is much similarity in the analysis of the third quarter and the first nine months. The primary factor in the earnings increase was the refund of FDIC deposit insurance premiums and higher noninterest income. This was partially offset by moderate growth in other noninterest expenses.

Net Interest Income

     Net interest income for the quarter totalled $13,770,925 and declined 2.1 percent from the third quarter of 1994. The net interest margin was 4.00 percent in 1995 compared to 4.15 percent in 1994. The decline in margin was due primarily to interest-earning assets repricing at a slower pace than rates on interest-bearing liabilities.

PART I -- ITEM 2
Page 6 of 8

Provisions for Loan Losses

     The provision for loan losses for the third quarter of 1995 totalled $486,125, an increase of 10.4 percent over the same period of 1994.

Noninterest Income

     Noninterest income increased by $421,366 or 10.6 percent, from the third quarter of 1994 to the third quarter of 1995. The majority of this increase is due to brokerage commissions which rebounded from slower sales earlier in the year, producing a 30.7 percent increase in revenue from the third quarter one year ago.
A gain on the sale of real estate led to increased operating income of $259,214 for the third quarter of 1995, compared to one year ago. In addition, third quarter 1994 securities losses totalled $298,173, compared to 1995 gains of $12.

     Offsetting these increases, service charges on deposit accounts totalled $1,312,976, a declined of 2.8 percent and other operating income decreased $165,752 due to losses on the sale of real estate loans.

Noninterest Expense

     Noninterest expense declined $275,521 to $13,401,720 for the first nine months of 1995 compared to $13,677,241 for the prior year quarter. Salary and related fringe benefit costs declined 3.2 percent. Occupancy expense and furniture and equipment expense were up a combined 11.2 percent, relating to new facilities, facility remodeling and technology upgrades. The Company's net noninterest margin was 2.29 percent for the third quarter of 1995 compared to 2.62 percent for the third quarter of 1994.

Capital Resources

     Common stockholders' equity totalled $118,393,858 as of September 30, 1995, a 7.2 percent increase from December 31, 1994. This increase was primarily due to current earnings coupled with the equity adjustment required by Statement of Financial Accounting Standard (FAS) No. 115. Under this accounting standard which was adopted December 31, 1993, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities that the Company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses (including the income tax and minority interest effect) are recorded as a component of stockholders' equity. At September 30, 1995, aggregate unrealized gains from assets available for sale totalled $715,858, while at December 31, 1994, aggregate unrealized losses totalled $5,117,046. This resulted in a net increase of $5,832,904 in common stockholders' equity in 1995.

PART I -- ITEM 2
Page 7 of 8

     The Company's risk-based core capital ratio was 11.74 percent at September 30, 1995 and the total risk-based capital ratio was
12.85 percent. These exceeded the minimum regulatory requirements of 4.00 percent and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.50 percent at September 30, 1995, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations exclude unrealized gains or losses on assets available for sale.

     The Company paid a dividend of $.11 per common share in the third quarter of 1995. This dividend was unchanged from the prior quarter and one year ago, resulting in a third quarter dividend payout ratio of 28.2 percent of earnings per share and a nine month dividend payout ratio of 32.0 percent. The fourth quarter 1995 dividend was increased 9.1% to $.12 per common share.

     As part of the Company's ongoing stock repurchase plan, 209,833 shares have been purchased in 1995 at a cost of $3,846,823. The Board of Directors has approved the repurchase of $6 million in the Company's stock for the current year. Since the inception of the plan, 254,633 shares have been repurchased at a total cost of $4,697,773. These shares are expected to be used for the issuance of shares under the Company's long-term stock compensation plan and stock option plan.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent
Company") was 10.7 percent at September 30, 1995. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of September.

     Brenton Banks, Inc. common stock closed September of 1995 at a bid price of $20.125 per share, which is 131 percent of the book value per share of $15.37 on the same date. This closing stock price represented a price-to-trailing 12 months earnings multiple of 17.1 times. Excluding the December 1994 restructuring charge from earnings, the price-to-earnings ratio was a multiple of 15.1.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.

Asset-Liability Management

     The Company utilizes a computer simulation-based asset-liability management system. This system simulates the effect of various interest rate scenarios and the impact of balance sheet management decisions on net interest income. Management utilizes this system to manage interest rate risk, the net interest margin and the level of total net interest income.

PART I -- ITEM 2
Page 8 of 8

     In late 1994 and 1995, the Company implemented policies to assist in reducing interest rate risk. Many decisions regarding loan, investment, and deposit strategies have been made with the intent of reducing net interest income fluctuations caused by changes in interest rates.

Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale, and investments available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Federal funds sold and assets available for sale comprised 24.3 percent of the Company's total assets at September 30, 1995.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of September 30, 1995, the Company had borrowings of $35,150,000 from the Federal Home Loan Bank of Des Moines as a means of providing long-term, fixed-rate funding for specific transactions and assisting in controlling interest rate risk.

     The combination of a high level of potentially liquid assets, strong cash flow from operations, and low dependence on volatile liabilities provides strong liquidity for the Company at September 30, 1995.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended September 30, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BRENTON BANKS, INC.
                              (Registrant)



                              Robert L. DeMeulenaere
Dated                         (Signature)
                              President



                              Steven T. Schuler
Dated                         (Signature)
                              Chief Financial Officer/
                              Treasurer/Secretary