Form 10-K
period 1995-12-31
BRENTON BANKS INC
filed 1996-03-29
CIK 14060

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1996, was $101,791,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 13, 1996.

                            7,587,070 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 1995 calendar year is incorporated by reference into Part I and Part II hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc. which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1995, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                       1 of 154 Total Pages

TABLE OF CONTENTS

PART I
                                                                        Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         (A)  General Description . . . . . . . . . . . . . . . . . . . .  5

         (B)  Recent Developments . . . . . . . . . . . . . . . . . . . .  5

         (C)  Affiliated Banks  . . . . . . . . . . . . . . . . . . . . .  6

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  6

         (E)  Executive Officers and Policymakers of the
              Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  7

         (F)  Employees . . . . . . . . . . . . . . . . . . . . . . . . .  8

         (G)  Supervision and Regulation  . . . . . . . . . . . . . . . .  8

         (H)  Governmental Monetary Policy and Economic
              Conditions  . . . . . . . . . . . . . . . . . . . . . . . . 10

         (I)  Competition . . . . . . . . . . . . . . . . . . . . . . . . 10

         (J)  Statistical Disclosure  . . . . . . . . . . . . . . . . . . 12

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 26

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . . . 26

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 26

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . 26

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . 27

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure . . . . . . . . . . . . . 27

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . 27

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . 27

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 13. Certain Relationships and Related Transactions . . . . . . . . . 27



PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 27




Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

PART I

Item 1.   Business.

          (A)  General Description.

          Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1995, the Parent Company had direct control of both its commercial and savings bank (hereinafter the "affiliated banks"), both located in Iowa. The commercial bank is a state bank incorporated under the laws of the State of Iowa and the savings bank is a federal savings bank organized under the laws of the United States. On December 31, 1995, the affiliated banks were operating 45 banking locations in Iowa. Both of the affiliated banks are members of the Federal Deposit Insurance Corporation.

          Brenton Banks, Inc. and its subsidiaries (the "Company") engages in retail, commercial, and agricultural banking and related financial services. In connection with this banking industry segment, the Company provides the usual products and services of banking such as deposits, commercial loans, agribusiness loans, personal loans, and trust services. The principal service provided by the Company consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. The Company also engages in activities that are closely related to banking, including mortgage banking and investment brokerage.

          (B)  Recent Developments.

          Restructuring of Organization. Brenton Banks, Inc. completed its restructuring plan during 1995. The plan, authorized in December, 1994, included consolidating the Company's 13 commercial banks into one bank, reducing the Company's overall personnel levels and closing selected banking branches. During the third quarter of 1995, the Company completed the merger of its 13 commercial banks into a single, state chartered banking organization under the laws of the State of Iowa.

          As part of this merger process, Brenton Bank Services Corporation was liquidated and became part of the one bank, Brenton Bank. Brenton Mortgages, Inc., formerly a wholly-owned subsidiary of the holding company, is now a subsidiary of Brenton Savings Banks, FSB. The move of this subsidiary was made to accommodate the funding of residential real estate loans with the Federal Home Loan Bank borrowings.

          New Directors. In February 1995, the Board of Directors increased the number of directors from six to seven and named Gary M. Christensen to fill the position. Mr. Christensen is the President and Chief Executive Officer of Pella Corporation in Pella, Iowa.

          Common Stock Repurchase Plan. As part of the Company's ongoing stock repurchase plan, in 1995 the Board of Directors authorized additional stock repurchases of $5,000,000 of the Company's common stock. For the years ended December 31, 1995 and 1994, the Company repurchased 258,133 and 44,800 shares, respectively, at a total cost of $4,830,111 and $850,950.

          Regulatory Developments. Recently, Congress announced the introduction of legislation which could substantially change the regulatory framework in which banks and other financial institutions operate. At the present time, it is impossible for the Company to predict whether such legislation will be enacted and the nature of the effects on the Company, if enacted. Among the legislation Congress is considering is proposed legislation to recapitalize the Savings Association Insurance Fund (SAIF). This proposed legislation would assess a one-time premium, currently estimated between $1.2 million and $1.5 million, on all SAIF deposits and would be expensed when and if legislation is passed. The Company has approximately $225 million of SAIF deposits.

          Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates growth and expansion opportunities which strengthen the Company's presence in current or selected new market areas. The Company continues expansion of its traditional and non-traditional services.

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

          Other. The information appearing on pages 2 through 7 of the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "Annual Report") filed as Exhibit 13, is incorporated by reference.

          (C)  Affiliated Banks.

          The 2 affiliated banks had 45 banking locations at December 31, 1995, located in 13 of Iowa's 99 counties. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below.

          The main office of Brenton Bank is located in the Des Moines, Iowa, metropolitan area. Des Moines is the largest city in Iowa. In addition to their main banking location, Brenton Bank has 42 offices located throughout Iowa and provides services to customers in numerous counties across the state. See page 39 of the Company's Annual Report, filed as Exhibit 13 hereto, for individual office locations.

          Brenton Savings Bank, FSB is located in Ames, Iowa and has offices in Ames and Story City. The savings bank serves customers in Story County.

          At December 31, 1995, Brenton Bank owned and operated real estate agencies and insurance agencies handling group, fire, crop, homeowner's, automobile and liability insurance. These activities are conducted through separate corporate subsidiaries as well as directly in offices of the bank. The total commissions from the insurance and real estate agencies were not substantial in relation to total other receipts of Brenton Bank.

          During 1994, the Company established out-of-state investment subsidiaries to manage the investment portfolios of each Brenton bank, excluding the savings bank. These subsidiaries provided an opportunity to lower the amount of state franchise taxes paid by the Company. Effective July 1, 1995, the state of Iowa enacted legislation that eliminated the tax benefits derived from these subsidiaries. The Company dissolved these subsidiaries on June 30, 1995.

          (D)  Bank-Related Subsidiaries and Affiliates.

          Brenton Brokerage Services, Inc., a wholly owned subsidiary of Brenton Bank, was formed in 1992 and provides a full array of retail investment brokerage services to customers. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1995, this subsidiary had 28 licensed brokers serving all Brenton banks.

          Brenton Mortgages, Inc., a wholly-owned subsidiary of Brenton Savings Bank, FSB, engages in the mortgage banking business. This subsidiary services numerous mortgage loans sold to institutional investors and the mortgage loan portfolios of the affiliated banks.

          Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, provides insurance risk management services for the Company.

          (E)  Executive Officers and Policymakers of the Registrant.

          The term of office for the executive officers and policymakers of the Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers and policymakers of the Company as of March 13, 1996, the offices held by these executive officers and policymakers on that date, the period during which the officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced                   Other Positions
________________         ___    ______________________  _________                   _______________

C. Robert Brenton         65  Chairman of the Board        1990
Des Moines, Iowa

Robert L. DeMeulenaere    56  President                    1994       President/Treasurer, Brenton Mortgages, Inc.
Des Moines, Iowa                                                      - August 1989 to July, 1994; CEO, Brenton Bank
                                                                      and Trust Company of Cedar Rapids - August
                                                                      1990 to January 1994; Senior Vice President
                                                                      of the Parent Company - August 1990 to
                                                                      January 1994

Larry A. Mindrup          54  Chief Banking Officer -      1995       CEO, Brenton Savings Bank, FSB; Ames - April
Des Moines, Iowa              President, Des Moines                   1994 to present; President, Brenton Bank,
                                                                      N.A., Des Moines - May 1995 to September
                                                                      1995; President, Brenton Savings Bank, FSB,
                                                                      Ames - April 1994 to April 1995; President,
                                                                      Trust Officer and Director, Brenton National
                                                                      Bank - Poweshiek County - January 1991 to
                                                                      March 1994

Woodward G. Brenton       45  Chief Commercial             1995       President and CEO, Brenton First National
Des Moines, Iowa               Banking Officer                        Bank - January 1992 to October 1995; Executive
                              President, Davenport         1992       Vice President, Brenton First National Bank,
                                                                      Davenport - January 1991 to January 1992

Charles N. Funk           41  Chief Investment/            1995       Vice President - Investments, Brenton Banks,
Des Moines, Iowa              ALCO Officer                            Inc. - December 1991 to October 1995

Ronald D. Larson          47  Regional President           1995       President, Brenton Bank and Trust Company,
Cedar Rapids, Iowa             Eastern Iowa Division                  Marshalltown - January 1991 to July 1993
                              President, Cedar Rapids      1993

Marc J. Meyer             42  Regional President           1995       Executive Vice President, Brenton National
Perry, Iowa                    Agricultural Division                  Bank of Perry - January 1991 to January 1992
                              President, Perry             1992

Phillip L. Risley         53  Chief Administrative         1995       Executive Vice President of the Parent
Des Moines, Iowa               Officer                                Company - January 1992 to December 1995;
                              Cashier                      1995       President and CEO, Brenton Bank, N.A.,
                                                                      Des Moines - February 1990 to May 1995;
                                                                      Vice President - Operations of the Parent
                                                                      Company - May 1984 to January 1992;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to
                                                                      September 1995; Executive Vice President/
                                                                      Treasurer, Brenton Information Systems,
                                                                      Inc. - April 1990 to May 1992

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced                   Other Positions
________________         ___    ______________________  _________                   _______________

Steven T. Schuler         44  Chief Financial Officer/      1990      Executive Vice President, Brenton Bank
Des Moines, Iowa              Treasurer/Secretary           1986      Services Corporation - May 1992 to
                                                                      September 1995

Norman D. Schuneman       53  Chief Credit Officer          1995      Senior Vice President - Lending of the
Des Moines, Iowa                                                      Parent Company - January 1990 to
                                                                      December 1995; Executive Vice President,
                                                                      Brenton Bank, N.A., Des Moines - July
                                                                      1985 to October 1995; Vice President -
                                                                      Loans of the Parent Company - January
                                                                      1988 to January 1990

Gary D. Ernst             52  President - Trust             1995      Vice President - Trust of the Parent
Des Moines, Iowa              Division                                Company - June 1990 to December 1995

Elizabeth M. Piper/Bach   43  President, Brokerage          1995
Des Moines, Iowa



All of the foregoing individuals have been employed by the Company for the past five years, except for Elizabeth M.
Piper/Bach, who was Vice President and Director of Investment Management Consulting and Training for John G. Kinnard & Co.
from 1993 to 1995 and Vice President and Director of the Investment Management Group of Dain Bosworth in Minneapolis,
Minnesota prior to 1993 and Charles N. Funk, who was Senior Vice President, Bank and Trust Investments of Union National
Bank, Wichita, Kansas from December 1984 to December 1991.

          (F)  Employees.

          On December 31, 1995, the Parent Company had 56 full-time employees and 4 part-time employees. On December 31, 1995, the Company had 612 full-time employees and 137 part-time employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

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

          Brenton Bank is a state bank subject to the supervision of and regular examination by the Iowa Superintendent of Banking and, because of its membership in the Federal Deposit Insurance Corporation ("FDIC"), is subject to examination by the FDIC. Brenton Bank is required to maintain certain minimum capital ratios established by their primary regulator. The provisions of the FDIC Act restrict the activities that insured state chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, the FDIC Act grants the FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.

          The affiliated savings bank is subject to the supervision of and regular examination by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. As a savings institution, the savings bank is a member of the Federal Home Loan Bank of Des Moines, must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1995, Brenton Savings Bank, FSB, complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

          The Company's affiliated banks are assessed fees based on the banks' deposits by the FDIC, to insure the funds of customers on deposit with the banks. The deposits acquired from the Resolution Trust Corporation and the deposits of the savings bank are insured by SAIF, while deposits of the Company's commercial bank are insured by BIF. The FDIC has implemented the "Risk-Based Assessment System" which is a system designed to assess higher FDIC insurance premiums to those institutions that are more likely to result in a loss to the deposit insurance fund. Currently, SAIF insured institutions are assessed premiums from $.23 to $.31 per $100 of deposits. All SAIF insured deposits of the Company are subject to a FDIC insurance premium rate of $.23 per $100 of deposits, the lowest rate under the "Risk-Based Assessment System". In September 1995, the FDIC suspended BIF deposit insurance premiums for all well capitalized banks and retroactively refunded assessments to May 1995. This was a result of the full funding of reserves required by the FDIC to insure the deposits of the banking industry. Brenton Bank qualified as a well capitalized bank and is not subject to any FDIC insurance premium on BIF deposits. See Item 1, Section (B), Recent Developments, for proposed legislation on SAIF deposits.

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

          Generally, banks in Iowa are prohibited from operating offices in counties other than the county in which the bank's principal office is located and contiguous counties. However, certain banks located in the same or different municipalities or urban complexes may consolidate or merge and retain their existing banking locations by converting to a United Community Bank. The resulting bank would adopt one principal place of business, and would retain the remaining banking locations of the merged or consolidated banks as offices. The Company relied upon the United Community Bank law when it merged its 13 commercial banks into one state chartered bank in 1995. Generally, thrifts can operate offices in any county in Iowa and may, under certain circumstances, acquire or branch into thrifts in other states with the approval of the OTS.

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

          The multi-bank holding companies which own banks in Iowa are in direct competition with one another. Brenton Banks, Inc. is the largest multi-bank holding company domiciled in Iowa. The second largest Iowa-based multi-bank holding company has 33 locations in Iowa and deposits approximately 29 percent less than those of the Company. There are four other multi-bank holding companies, which operate banks in Iowa, but are domiciled in other states. One such holding company, domiciled in Minnesota, has 44 banking locations located in various parts of Iowa. Two Missouri based multi-bank holding companies operate banks in Iowa, one has 33 banking locations and the other has 27 banking locations. Another multi-bank holding company, domiciled in Wisconsin, has 44 locations in Iowa.

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

          The Company has also expanded into the related investment brokerage business in the last several years, placing brokers in many Brenton bank locations. The Brenton brokers compete with brokers from regional and national investment brokerage firms.

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

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields and average rates paid for each of the three years ending December 31, 1995:


                                               1995                           1994                           1993
                                  ______________________________ ______________________________ ______________________________

                                             Interest   Average             Interest   Average             Interest   Average
                                   Average   Income or Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance    Expense    Rates    Balance    Expense    Rates    Balance   Interest    Rates
                                  __________ _________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets
  Loans (1,2)                     $  945,724 $ 82,136  8.68%     $  936,370 $ 76,271  8.14%     $  802,088 $ 70,310  8.77%
  Investment securities held to
    maturity:
    Taxable investments:
     United States Treasury
      securities                          --       --    --              --       --    --          24,598    1,290  5.24
     Securities of United States
      government agencies             27,381    1,570  5.73           2,001       98  4.92          58,522    3,410  5.83
     Mortgage-backed and related
      securities                      36,214    2,370  6.54          29,834    1,679  5.63         204,130   10,857  5.32
     Other investments                 2,364      130  5.49           3,959       85  2.15          12,743    1,071  8.41
    Tax-exempt investments:
     Obligations of states and
      political subdivisions(2)       50,235    4,044  8.05          44,584    3,433  7.70         164,520   11,471  6.97
  Investment securities available
    for sale:
     United States Treasury
      securities                      42,416    2,271  5.35          55,580    2,519  4.53          44,605    2,315  5.19
     Securities of United States
      government agencies             79,000    4,939  6.25          58,603    3,016  5.15           8,439      486  5.76

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1995 and
1994 and 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

                                               1995                           1994                           1993
                                  ______________________________ ______________________________ ______________________________

                                             Interest   Average             Interest   Average             Interest   Average
                                   Average   Income or Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance    Expense    Rates    Balance    Expense    Rates    Balance   Interest    Rates
                                  __________ _________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
     Mortgage-backed and related
      securities                     113,834    6,658  5.85         124,591    6,864  5.51              --       --    --
     Other investments                 9,536      710  7.44           7,255      641  8.87             130        8  6.00
     Tax-exempt investments:
      Obligations of states and
       political subdivisions (1)    100,859    6,763  6.71         132,040    8,412  6.37              --       --    --
  Loans held for sale                  5,908      396  6.70           2,575      193  7.50           6,165      520  8.43
  Federal funds sold and
     securities purchased under
     agreements to resell             39,763    2,264  5.69          37,666    1,706  4.53          23,725      486  2.05
  Interest-bearing deposits
     with banks                        1,076       67  6.20             124        8  6.65             762       22  2.88
                                   _________  _______  ____       _________  _______  ____       _________  _______  ____
 Total interest-earning assets(1)  1,454,310 $114,318  7.86%      1,435,182 $104,925  7.31%      1,350,427 $102,246  7.57%
 Allowance for loan losses           (11,166)                       (10,502)                        (9,615)
 Cash and due from banks              57,138                         46,301                         46,025
 Bank premises and equipment          31,436                         24,545                         23,045
 Other assets                         29,508                         25,663                         26,543
                                   _________                      _________                      _________
 Total assets                     $1,561,226                     $1,521,189                     $1,436,425

(1)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1995 and
1994 and 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-
exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

                                             1995                           1994                           1993
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average             Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance    Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Liabilities and stockholders'
equity:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand                         $  355,819 $11,842   3.33%     $  250,520 $ 5,418   2.16%     $  217,754 $ 4,552   2.09%
   Savings                           231,633   6,638   2.87         294,715   6,878   2.33         299,640   7,697   2.57
   Time                              626,497  34,595   5.52         625,981  29,313   4.68         622,789  29,940   4.81
  Federal funds purchased and
    securities sold under
    agreements to repurchase          40,237   1,641   4.08          61,656   2,082   3.38          42,715   1,027   2.41
   Other short-term borrowings         6,536     371   5.67           4,860     264   5.42              33       1   3.62
   Long-term borrowings               37,264   2,621   7.03          26,500   1,817   6.86          14,077   1,210   8.60
                                   _________  ______   ____       _________  ______   ____       _________   ______  ____
 Total interest-bearing
  liabilities                      1,297,986 $57,708   4.45%      1,264,232 $45,772   3.62%      1,197,008 $44,427   3.71%

 Noninterest-bearing deposits        128,770                        127,464                        119,322
 Accrued expenses and other
  liabilities                         14,896                         13,254                         12,805
                                   _________                      _________                      _________
 Total liabilities                 1,441,652                      1,404,950                      1,329,135

 Minority interest                     4,391                          4,290                          4,150
 Common stockholders' equity         115,183                        111,949                        103,140
                                   _________                      _________                      _________
 Total liabilities and
  stockholders' equity            $1,561,226                     $1,521,189                     $1,436,425

 Net interest spread (1)                               3.41%                          3.69%                          3.86%
 Net interest income/margin (1)              $56,610   3.89%                $59,153   4.12%                $57,819   4.28%

(1)  Interest income and yields are stated on a tax equivalent basis using a 34 percent federal income tax rate for 1995 and 1994 and a 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31, 1995:

                                                       1995 vs. 1994                    1994 vs. 1993
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (In thousands)                   (In thousands)
Interest Income:
 Loans (1,2)                                   $  5,865       769    5,096      $  5,961     11,185    (5,224)

 Investment securities held
  to maturity:
   Taxable investments:
    United States Treasury securities                --        --       --        (1,290)    (1,290)       --
    Securities of United States government
     agencies                                     1,472     1,452       20        (3,312)    (2,843)     (469)
    Mortgage-backed and related
     securities                                     691       392      299        (9,178)    (9,775)      597
    Other investments                                45       (45)      90          (986)      (474)     (512)
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                               611       450      161        (8,038)    (9,126)    1,088

 Investment securities available
  for sale:
   Taxable Investments:
    United States Treasury securities              (248)     (658)     410           204        522      (318)
    Securities of United States government
     agencies                                     1,923     1,189      734         2,530      2,587       (57)
    Mortgage-backed and related securities         (206)     (614)     408         6,864      6,864        --
    Other investments                                69       180     (111)          633        628         5
   Tax-exempt Investments:
    Obligations of states and political
     subdivisions (2)                            (1,649)   (2,072)     423         8,412      8,412        --

 Loans held for sale                                203       225      (22)         (327)      (275)      (52)

 Federal funds sold and securities purchased
  under agreements to resell                        558        99      459         1,220        399       821

 Interest-bearing deposits with banks                59        60       (1)          (14)       (28)       14
                                                _______   _______  _______       _______    _______   _______

                                                  9,393     1,427    7,966         2,679      6,786    (4,107)
                                                _______   _______  _______       _______    _______   _______
Interest expense:
 Interest-bearing deposits:
  Demand                                          6,424     2,815    3,609           866        704       162
  Savings                                          (240)   (1,634)   1,394          (820)      (125)     (695)
  Time                                            5,282        24    5,258          (626)       153      (779)

 Federal funds purchased and securities sold
  under agreements to repurchase                   (441)     (818)     377         1,055        552       503

 Other short-term borrowings                        107        95       12             4          6        (2)

 Long-term borrowings                               804       756       48           866      1,082      (216)
                                                _______   _______  _______       _______    _______   _______

                                                 11,936     1,238   10,698         1,345      2,372    (1,027)
                                                _______   _______  _______       _______    _______   _______

Net interest income (expense)                  $ (2,543)      189   (2,732)     $  1,334      4,414    (3,080)
                                                _______   _______  _______       _______    _______   _______

Note: The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)  Nonaccrual loans have been included in the analysis of volume and rate variances.

(2)  Computed on tax equivalent basis using a 34 percent federal income tax rate for 1995 and 1994 and a 35 percent rate for 1993, and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1995. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.


                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (In thousands)
Interest-earning assets:
 Loans (1)                                        $  262,988    29,799     45,930   338,717   410,101   158,736    907,554
  Investment securities:
   Available for sale:
    Taxable investments                               95,496    26,116     52,950   174,562   121,747     2,274    298,583
    Tax-exempt investments                             4,886     9,921      4,154    18,961    40,559    36,155     95,675
   Held to maturity:
    Taxable investments                               19,377    11,751     16,894    48,022    10,601     1,884     60,507
    Tax-exempt investments                             1,755     5,657     13,163    20,575    20,778     8,335     49,688
 Loans held for sale                                   8,707        --         --     8,707        --        --      8,707
 Federal funds sold and securities purchased under
  agreements to resell                                37,600        --         --    37,600        --        --     37,600
 Interest-bearing deposits with banks                    265        --         --       265        --        --        265
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-earning assets                     $  431,074    83,244    133,091   647,409   603,786   207,384  1,458,579
                                                   _________ _________  _________ _________  ________   _______  _________

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand and savings deposits (2)                 $  614,797        --         --   614,797        --        --    614,797
  Time deposits                                      114,510    90,152    143,802   348,464   252,214     3,247    603,925
 Federal funds purchased and securities sold under
  agreements to repurchase                            41,107        --         --    41,107        --        --     41,107
  Other short-term borrowings                             --        --      2,500     2,500        --        --      2,500
  Long-term borrowings                                    --        --        917       917    31,443     5,818     38,178
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-bearing liabilities                $  770,414    90,152    147,219 1,007,785   283,657     9,065  1,300,507
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP                          $ (339,340)   (6,908)   (14,128) (360,376)  320,129   198,319    158,072
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP ratio                         .56:1     .92:1      .90:1     .64:1    2.13:1   22.88:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

Cumulative interest sensitivity GAP               $ (339,340) (346,248)  (360,376) (360,376)  (40,247)  158,072    158,072
                                                   _________ _________  _________ _________  ________   _______  _________
Cumulative interest sensitivity GAP ratio              .56:1     .60:1      .64:1     .64:1     .97:1    1.12:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                               Amortized Cost at December 31,
                                               ______________________________

                                                   1995      1994      1993
                                                   ____      ____      ____
                                                        (In thousands)

Investment securities available for sale:

 Taxable investments:
  United States Treasury securities               $ 27,775   50,641   63,777
  Securities of United States government agencies   72,822   66,037   59,181
  Mortgage-backed and related securities           191,028  104,121  138,744
  Other investments                                  9,071   10,812    5,925

 Tax-exempt investments:
  Obligations of states and political subdivisions  95,674  117,598  144,583
                                                   _______  _______  _______

                                                   396,370  349,209  412,210
                                                   _______  _______  _______

Investment securities held to maturity:

 Taxable investments:
  Securities of United States government agencies   48,595    9,444       --
  Mortgage-backed and related securities             3,653   35,282   24,882
  Other investments                                  6,145    3,087    5,563

 Tax-exempt investments:
  Obligations of states and political subdivisions  49,689   46,671   35,939
                                                   _______  _______  _______

                                                   108,082   94,484   66,384
                                                   _______  _______  _______

               Total investment securities        $504,452  443,693  478,594
                                                   _______  _______  _______

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1995:

(caption>
                                          Investments by Maturity and Yields at December 31, 1995
                               ____________________________________________________________________________

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
Investment securities available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 14,632    5.60%   $ 13,143    6.01%   $    --      --%    $    --      --%
  Securities of United States
   government agencies         11,977    6.05      56,562    5.74      4,283    5.42          --      --
  Mortgage-backed and
   related securities          55,650    6.45     100,308    6.57     17,902    6.98      17,168    6.81
  Other investments             6,780    7.32       2,291    5.80         --      --          --      --

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      19,220    6.12      36,446    7.47     14,878    9.48      25,130    8.42
                              _______    ____     _______    ____     ______    ____      ______    ____

                              108,259    6.28     208,750    6.46     37,063    7.80      42,298    7.76
                              _______    ____     _______    ____     ______    ____      ______    ____

Investment securities held to maturity:

 Taxable investments:
  Securities of United States
   government agencies         12,043    6.03      15,623    6.37     20,929    4.89          --      --
  Mortgage-backed and
   related securities             972    5.43       1,152    4.83        732    5.52         797    5.35
  Other investments             3,249    5.74       2,157    6.44         50    6.90         689    7.06

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      18,586    6.87      20,372    6.75      4,250    8.55       6,481    8.98
                              _______    ____     _______    ____     ______    ____      ______    ____

                               34,850    6.44      39,304    6.53     25,961    5.51       7,967    8.45
                              _______    ____     _______    ____     ______    ____      ______    ____
Total investment securities  $143,109    6.32%   $248,054    6.47%   $63,024    6.86%    $50,265    7.87%
                              _______    ____     _______    ____     ______    ____      ______    ____

NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The weighted average yields for tax-exempt obligations have been adjusted to a fully taxable basis, assuming a 34 percent federal income tax rate for 1995 and 1994, and a 35 percent rate for 1993, and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1995, the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:

                                                                          December 31
                                                      ____________________________________________________
                                                        1995       1994       1993       1992       1991
                                                        ____       ____       ____       ____       ____
                                                                         (In thousands)
1. Real estate loans:
   a. Commercial construction and land development    $ 38,123     26,549     24,189     25,180     16,155
   b. Secured by 1-4 family residential property       319,430    389,713    349,810    324,124    321,721
   c. Other                                            163,739    143,960    129,574    101,418     96,805
2. Loans to financial institutions (primarily bankers'
   acceptances)                                             --         --         --        393      4,785
3. Loans to farmers                                     68,543     71,853     66,574     62,471     60,898
4. Commercial and industrial loans                     119,368    115,280     90,521     75,062     93,180
5. Loans to individuals for personal expenditures,
   net of unearned income                              199,489    221,627    214,401    163,876    151,529
6. All other loans                                       1,501      1,232        812        930      6,837
                                                       _______    _______    _______    _______    _______

                                                      $910,193    970,214    875,881    753,454    751,910
                                                       _______    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1995 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):

                                                     Loans by Maturity at December 31, 1995
                                                    ________________________________________
                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (In thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 30,487     6,316       1,320    38,123
   b. Other                                           46,155    65,866      51,718   163,739
2. Loans to financial institutions                        --        --          --        --
3. Loans to farmers                                   39,235    22,861       6,447    68,543
4. Commercial and industrial loans                    69,402    34,972      14,994   119,368
5. All other loans                                       371       571         559     1,501
                                                     _______   _______      ______   _______

                                                    $185,650   130,586      75,038   391,274
                                                     _______   _______      ______   _______

          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $ 96,299
                                              _______

          Floating interest rates            $109,325
                                              _______

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

                           1995      1994      1993      1992      1991
                           ____      ____      ____      ____      ____
                                          (In thousands)
Nonaccrual                $2,639     3,784     1,605     1,884     2,931

Restructured                 178       298       323       448     1,019

Past due 90 days or more   2,802       940     2,085     2,261     1,672
                           _____     _____     _____     _____     _____

   Nonperforming loans    $5,619     5,022     4,013     4,593     5,622
                           _____     _____     _____     _____     _____

          Interest income recorded during 1995 on nonaccrual and restructured loans amounted to $136,000. The amount of interest income which would have been recorded during 1995 if nonaccrual and restructured loans had been current, in accordance with the original terms, was $418,000.

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

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present serious concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This serious concern may eventually result in certain of these loans being classified in one of the above scheduled categories. At December 31, 1995, these loans amounted to approximately $2 million.

           As of December 31, 1995, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $869,000 and $502,000 at December 31, 1995 and 1994, respectively.

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31, for each of the past five years:

                                                                       Year Ended December 31
                                                           _______________________________________________
                                                            1995      1994      1993      1992      1991
                                                            ____      ____      ____      ____      ____
                                                                           (In thousands)
Total loans at the end of the year                        $910,193   970,214   875,881   753,454   751,910
Average loans outstanding                                  945,724   936,370   802,088   736,646   727,870
                                                           _______   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                   $ 10,913     9,818     9,006     8,548     8,871
                                                           _______   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                             41        83       109       276       110
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              36        31        68        45        48
  Commercial and industrial loans                              340       337        54       252       769
  Loans to individuals for personal expenditures             2,960     1,943     1,230     1,304     1,404
  All other loans                                               --        48        70        67         5
                                                           _______   _______   _______   _______   _______

    Total charge-offs                                        3,377     2,442     1,531     1,944     2,336
                                                           _______   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                             66       101       101        32        60
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              50       146        81       179       135
  Commercial and industrial loans                              400       334       248       125       303
  Loans to individuals for personal expenditures             1,153       947       641       635       716
  All other loans                                               --        21        20        20        --
                                                           _______   _______   _______   _______   _______
    Total recoveries                                         1,669     1,549     1,091       991     1,214
                                                           _______   _______   _______   _______   _______
Net loans charged off during year                            1,708       893       440       953     1,122
                                                           _______   _______   _______   _______   _______
Additions to allowance charged to operating expense          1,865     1,988     1,252     1,411       799
                                                           _______   _______   _______   _______   _______
Allowance for loan losses - end of the year               $ 11,070    10,913     9,818     9,006     8,548
                                                           _______   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.22%     1.12      1.12      1.20      1.14
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .18%      .10       .05       .13       .15
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

          In the following summary, the Company has allocated the allowance for loan losses, according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:

                                                                   Year Ended December 31
                                 __________________________________________________________________________________________
                                        1995              1994              1993              1992             1991
                                 _________________ _________________ _________________ _________________ __________________
                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for    of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                    Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                 (Dollars in thousands)
Real estate loans                  $ 2,400    57.3%  $ 2,600   57.7%   $2,400    57.5%   $2,200   59.8%    $2,002    57.8%
Loans to financial institutions         --      --        --     --        --      --        --     .1         --      .6
Loans to farmers                     1,300     7.5     1,400    7.4     1,600     7.6     1,200    8.3      1,500     8.1
Commercial and industrial loans      2,900    13.1     2,800   11.9     2,700    10.3     2,700   10.0      2,600    12.4
Loans to individuals for personal
  expenditures                       4,470    21.9     4,113   22.8     3,118    24.5     2,906   21.3      2,446    20.2
All other loans                         --      .2        --     .2        --      .1        --     .5         --      .9
                                    ______   _____    ______  _____     _____   _____     _____  _____      _____   _____
                                   $11,070   100.0%  $10,913  100.0%   $9,818   100.0%   $9,006  100.0%    $8,548   100.0%
                                    ______   _____    ______  _____     _____   _____     _____  _____      _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31
                                    __________________________________________

                                    1995             1994             1993
                                ____________     ____________     ____________
                                Amount  Rate     Amount  Rate     Amount  Rate
                                ______  ____     ______  ____     ______  ____
                                             (Dollars in thousands)
Noninterest-bearing deposits $  128,770   --% $  127,464   --% $  119,322   --%
Interest-bearing deposits:
   Demand                       355,819 3.33     250,520 2.16     217,754 2.09
   Savings                      231,633 2.87     294,715 2.33     299,640 2.57
   Time                         626,497 5.52     625,981 4.68     622,789 4.81
                              _________ ____   _________ ____   _________ ____

                             $1,342,719       $1,298,680       $1,259,505
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1995:

                                               Large Time Deposits
                                                  by Maturity at
          Maturity Remaining                    December 31, 1995
          __________________                   ___________________
                                                  (In thousands)

          Less than 3 months                          $14,411
          Over 3 through 6 months                      21,395
          Over 6 through 12 months                     13,653
          Over 12 months                               14,555
                                                       ______

                                                      $64,014
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31,
                                                     ________________________
                                                      1995     1994     1993
                                                      ____     ____     ____
Return on average total assets:
  Net income before deduction of minority interest     .71%     .70%    1.04%

Return on average equity                              9.04     9.03    13.82

Common dividend payout ratio                         33.58    34.65    22.22

Average equity to average assets                      7.38     7.36     7.18

Equity to assets ratio                                7.55     6.98     7.59

Tier 1 leverage capital ratio                         7.45     7.23     7.36

Primary capital ratio                                 8.40     8.18     8.31
                                                      ____     ____     ____

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1995        1994        1993
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31            $41,107      70,704       37,664
Weighted average interest rate at
  December 31                                   4.14%       4.73         2.31
Maximum amount outstanding at any
  quarter-end                                $41,107      70,704       66,740
Average amount outstanding during
  the year                                   $40,237      61,656       42,715
Weighted average interest rate during
  the year                                      4.08%       3.38         2.41
                                                ____        ____         ____

          Information relative to other short-term borrowings, which consist primarily of Federal Home Loan Bank borrowings, follows:

                                               1995       1994        1993
                                               ____       ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31             $2,500      12,000         --
Weighted average interest rate at
  December 31                                   4.68%       5.40         --
Maximum amount outstanding at any
  quarter-end                                 $7,000      12,000         --
Average amount outstanding during
  the year                                    $6,536       4,860         33
Weighted average interest rate during
  the year                                      5.67%       5.42       3.63
                                                ____        ____       ____

Item 2.   Properties.

          At December 31, 1995, the affiliated banks had 45 banking locations with approximately 301,000 square feet, all located in Iowa. Of these banking locations, 32 were owned by the Company - approximately 236,000 square feet; 3 were owned buildings on leased land - approximately 30,000 square feet and 10 were operated under lease contracts with unaffiliated parties - approximately 35,000 square feet.

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


PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

          The information appearing on pages 30 and 36 of the Corporation's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

          There were approximately 1,575 holders of record of the Parent Company's $5 common stock as of March 13, 1996. The closing bid price of the Parent Company's common stock was $22.875 on March 13, 1996.

          The Parent Company increased dividends to common shareholders in 1995 to $.45 per share, a 2.3 percent increase over $.44 for 1994. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1996, the Board of Directors declared a dividend of $.12 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.

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

Item 8.   Financial Statements and Supplementary Data.

          The information appearing on pages 20 through 35 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Within the twenty-four months prior to the date of the most recent financial statements, there has been no change of accountants of the Company.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1995, is incorporated herein by reference. See also
Item 1(E) of this Form 10-K captioned "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1995, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1995, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1995, is incorporated herein by reference.


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          The following exhibits and financial statement schedules are filed as part of this report:

          (a)     1.  Financial Statements: See the financial statements on
                      pages 20 through 35 of the Company's Annual Report, filed as Exhibit 13 hereto, which are incorporated by reference herein.

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

                      Exhibit 10.3

                      Summary of the Trust Division Bonus Plan under which one of the policymakers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10.4

                      Summary of the Brokerage Bonus Plan under which one of the policymakers of the Parent Company is eligible to receive a bonus each year.

                      Exhibit 10.5

                      Director's Incentive Plan. This Director's Incentive Plan is incorporated by reference from Form 10-Q of Brenton Banks, Inc., for the quarter ended September 30, 1995.

                      Exhibit 10.6

                      Employment Agreement, dated July 6, 1989, between William H. Brenton and Brenton Banks, Inc. This Employment Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

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

                      Exhibit 10.8

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1994, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

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

                      Exhibit 10.11

                      Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1995, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance.

                      Exhibit 10.12

                      Standard Agreement for Advances, Pledge and Security Agreement between Brenton Banks and the Federal Home Loan Bank of Des Moines. This standard Agreement for Advances, Pledge and Security Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.13

                      Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1995, setting forth the terms of the Parent Company's $2,000,000 short-term debt agreement.

                      Exhibit 10.14

                      Data Processing Agreement dated December 1, 1991 by and between Systematics, Inc. and Brenton Information Systems, Inc. This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10.15

                      Item Processing Agreement dated December 1, 1991 between Brenton Bank Services Corporation and the Federal Home Loan Bank of Des Moines. This Item Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10.16

                      Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective January 1, 1986. This Restated Trust Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1991.

                      Exhibit 10.17

                      Amendments to the Restated Trust Agreement for Brenton Banks, Inc. Retirement Plan, effective January 1, 1987, January 1, 1993 and January 1, 1994. These Amendments to the Restated Trust Agreement are incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.18

                      Indenture Agreement with respect to Capital Notes dated April 12, 1993. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1993.

                      Exhibit 10.19

                      Indenture Agreement with respect to Capital Notes dated April 14, 1992. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1992.

                      Exhibit 10.20

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

                      Exhibit 10.23

                      Indenture Agreement with respect to Capital Notes dated April 8, 1994. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.24

                      Indenture Agreement with respect to Capital Notes dated April 10, 1995.

                      Exhibit 10.25

                      Split Dollar Insurance Agreement between the Company, William H. Brenton Crummy Trust and William H. Brenton Crummy Trust II, dated November 23, 1994. This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.26

                      Split Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of C. Robert Brenton, dated August 12, 1994. This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.27

                      Agreement between Robert L. DeMeulenaere and the Company regarding the change in control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.28

                      Agreement between Larry A. Mindrup and the Company regarding the change in control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc., for the year ended December 31, 1994.

                      Exhibit 10.29

                      Agreement between Norman D. Schuneman and the Company regarding the change in control arrangements, dated December 31, 1994.

                      Exhibit 10.30

                      Twelfth Amendment to Data Processing Agreement dated July 1, 1995 by and between ALLTEL Financial Information Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Banks Services Corp. (formerly Brenton Information Systems, Inc.). This Twelfth Amendment to Data Processing Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc., for the quarter ended September 30, 1995.

                      Exhibit 10.31

                      Thirteenth Amendment to Data Processing Agreement dated December 1, 1995 by and between ALLTEL Financial Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Banks Services Corp.).

                      Exhibit 11

                      Statement of computation of earnings per share.

                      Exhibit 12

                      Statement of computation of ratios.

                      Exhibit 13

                      The Annual Report to Shareholders of Brenton Banks, Inc., for the 1995 calendar year.

                      Exhibit 21

                      Subsidiaries.

                      Exhibit 23

                      Consent of KPMG Peat Marwick LLP to the incorporation of their report dated February 9, 1996, relating to certain consolidated statements of condition of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

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

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1995.

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ C. Robert Brenton
Chairman of the Board of Directors
C. ROBERT BRENTON

Date:  March 14, 1996




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By  /s/ C. Robert Brenton
Chairman of the Board and Director
C. ROBERT BRENTON
Principal Executive Officer

Date:  March 14, 1996

By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 14, 1996



By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer

Date:  March 14, 1996




BOARD OF DIRECTORS


By  /s/ William H. Brenton
WILLIAM H. BRENTON

Date:  March 14, 1996


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 14, 1996


By  /s/ R. Dean Duben
R. DEAN DUBEN

Date:  March 14, 1996


By  /s/ Hubert G. Ferguson
HUBERT G. FERGUSON

Date:  March 14, 1996


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 14, 1996

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

          Exhibit 10.1

          Summary of the Bank Bonus Plans under which some of the
          executive officers of the Parent Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year.  . . . . . . . . . . . . . . . .   41

          Exhibit 10.2

          Summary of the Executive Bonus Plan under which some
          of the executive officers of the Parent Company are
          eligible to receive a bonus each year.  . . . . . . . . . .   43

          Exhibit 10.3

          Summary of the Trust Division Bonus Plan under which
          one of the policymakers of the Parent Company is eligible
          to receive a bonus each year.   . . . . . . . . . . . . . .   45

          Exhibit 10.4

          Summary of the Brokerage Bonus Plan under which one
          of the policymakers of the Parent Company is eligible to
          receive a bonus each year.  . . . . . . . . . . . . . . . .   47

          Exhibit 10.5

          Director's Incentive Plan.  This Director's Incentive
          Plan is incorporated by reference from Form 10-Q of
          Brenton Banks, Inc., for the quarter ended September 30,
          1995.  . . . . . . . . . . . . . . . . . . . . . . . . . .    49

          Exhibit 10.6

          Employment Agreement, dated July 6, 1989, between
          William H. Brenton and Brenton Banks, Inc.  This
          Employment Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc., for the year
          ended December 31, 1994.  . . . . . . . . . . . . . . . . .   50

          Exhibit 10.7

          Non-Qualified Stock Option Plan, Administrative
          Rules and Agreement under which officers of the
          Company are eligible to receive options to purchase
          an aggregate of 300,000 shares of the Company's $5
          par value common stock.  This Non-Qualified Stock
          Option Plan, Administrative Rules and Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .   51

          Exhibit 10.8

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents are incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1994.  . . . . . . . . . . . . . . . . . . . .   52

          Exhibit 10.9

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1993, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents are incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1993.  . . . . . . . . . . . . . . . . . . . .   53

          Exhibit 10.10

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1992, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          documents, effective for 1992, are incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1992. . . . . . . . . . . .   54

          Exhibit 10.11

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1995, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  . . . . . . . . . . . . .   55

          Exhibit 10.12

          Standard Agreement for Advances, Pledge and Security
          Agreement between Brenton Banks and the Federal Home
          Loan Bank of Des Moines.  This standard Agreement
          for Advances, Pledge and Security Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1993.  . . . .   69

          Exhibit 10.13

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1995, setting
          forth the terms of the Parent Company's $2,000,000
          short-term debt agreement.  . . . . . . . . . . . . . . . .   70

          Exhibit 10.14

          Data Processing Agreement dated December 1, 1991
          by and between Systematics, Inc. and Brenton
          Information Systems, Inc.  This Data Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc., for the year ended
          December 31, 1991.  . . . . . . . . . . . . . . . . . . . .   74

          Exhibit 10.15

          Item Processing Agreement dated December 1, 1991
          between Brenton Bank Services Corporation and the Federal
          Home Loan Bank of Des Moines.  This Item Processing
          Agreement is incorporated by reference from Form 10-K
          of Brenton Banks, Inc., for the year ended
          December 31, 1992.  . . . . . . . . . . . . . . . . . . . .   75

          Exhibit 10.16

          Restated Trust Agreement for Brenton Banks, Inc.
          Retirement Plan, effective January 1, 1986.  This
          Restated Trust Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1991.   . . . . . . . . . .   76

          Exhibit 10.17

          Amendments to the Restated Trust Agreement for
          Brenton Banks, Inc. Retirement Plan, effective
          January 1, 1987, January 1, 1993 and January 1, 1994.
          These Amendments to the Restated Trust Agreement
          are incorporated by reference from Form 10-K of
          Brenton Banks, Inc., for the year ended December 31,
          1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . .  77

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 12, 1993.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1993.  . . . .   78

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated April 14, 1992.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1992.  . . . .   79

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1991.  . . . .   80

          Exhibit 10.21

          Indenture Agreement with respect to Capital Notes
          dated March 27, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1991.  . . . .   81

          Exhibit 10.22

          Indenture Agreement with respect to Capital Notes
          dated April 5, 1985.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1991.  . . . .   82

          Exhibit 10.23

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc., for the year ended December 31, 1994.  . . . .   83

          Exhibit 10.24

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1995.   . . . . . . . . . . . . . . . . . .   84

          Exhibit 10.25

          Split Dollar Insurance Agreement between the Company,
          William H. Brenton Crummy Trust and William H.
          Brenton Crummy Trust II, dated November 23, 1994.
          This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc.,
          for the year ended December 31, 1994. . . . . . . . . . . .   86

          Exhibit 10.26

          Split Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          C. Robert Brenton, dated August 12, 1994.  This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc., for the year ended
          December 31, 1994.  . . . . . . . . . . . . . . . . . . . .   87

          Exhibit 10.27

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangements,
          dated December 31, 1994.  This Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc., for
          the year ended December 31, 1994. . . . . . . . . . . . . .   88

          Exhibit 10.28

          Agreement between Larry A. Mindrup and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  This Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc., for
          the year ended December 31, 1994. . . . . . . . . . . . . .   89

          Exhibit 10.29

          Agreement between Norman D. Schuneman and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  . . . . . . . . . . . . . . . . . . . .   90

          Exhibit 10.30

          Twelfth Amendment to Data Processing Agreement dated
          July 1, 1995 by and between ALLTEL Financial Information Services, Inc. (formerly Systematics, Inc. and
          Systematics Financial Services, Inc.) and Brenton Banks
          Services Corp. (formerly Brenton Information Systems,
          Inc.).  This Twelfth Amendment to Data Processing Agreement
          is incorporated by reference from Form 10-Q of Brenton
          Banks, Inc., for the quarter ended September 30, 1995.  . .   93

          Exhibit 10.31

          Thirteenth Amendment to Data Processing Agreement dated
          December 1, 1995 by and between ALLTEL Financial
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Banks Services Corp.). . . . . . . . . . . . . . .    94

          Exhibit 11

          Statement of computation of earnings per share. . . . . . .  102

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . . .  104

          Exhibit 13

          The Annual Report to Shareholders of Brenton Banks,
          Inc., for the 1995 calendar year. . . . . . . . . . . . . .  107

          Exhibit 21

          Subsidiaries. . . . . . . . . . . . . . . . . . . . .  .  .  150

          Exhibit 23

          Consent of KPMG Peat Marwick LLP to the incorporation
          of their report dated February 9, 1996, relating to
          certain consolidated statements of condition of Brenton
          Banks, Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  . . . . . . . . . . . . . . . . . .  152

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  . . . . . . . . . . . . . . . . . . . . . .  154
     39