Form 10-Q
period 1996-03-31
BRENTON BANKS INC
filed 1996-05-14
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 3, 1996.

       7,495,170 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                March 31,    December 31,
                                                                                  1996          1995
                                                                             -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   73,162,137     71,159,078
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .         812,539        265,072
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . .      13,000,000     37,600,000
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .     410,483,493    396,370,443
  Held to maturity (approximate market value of
  $106,472,000 and $109,131,000 at March 31, 1996,
  and December 31, 1995, respectively)  . . . . . . . . . . . . . . . . .     105,797,558    108,082,213
                                                                            -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .     516,236,051    504,452,656
                                                                            -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,739,749      8,707,309
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     904,435,303    910,193,212
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     (11,209,801)   (11,069,869)
                                                                            -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     893,225,502    899,123,343
                                                                            -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .      32,412,738     32,849,842
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      14,448,903     14,494,261
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,406,879     14,127,759
                                                                            -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,564,444,498  1,582,779,320
                                                                            ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .  $  130,109,219    143,220,373
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     402,075,470    399,308,392
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     214,388,345    215,488,846
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     587,011,215    603,925,104
                                                                            -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,333,584,249  1,361,942,715
                                                                            -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . .      48,321,472     41,107,411
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . .       6,000,000      2,500,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .      16,253,726     15,083,453
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      36,686,023     38,177,803

                                                                            -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,440,845,470  1,458,811,382
                                                                            -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . .       4,469,713      4,434,307

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,559,070 shares outstanding at March 31, 1996 and
    7,653,252 shares outstanding at December 31, 1995 . . . . . . . . . .      37,795,350     38,266,260
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .         304,145      2,020,518
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      80,551,149     77,888,451
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .         478,671      1,358,402

                                                                            -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .     119,129,315    119,533,631
                                                                            -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $1,564,444,498  1,582,779,320
                                                                            ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                                   Three Months Ended
                                                                       March 31*
                                                                    1996         1995
                                                                ----------    -----------
Interest Income
  Interest and fees on loans                                    $19,563,503   20,053,953
  Interest and dividends on investments:
    Available for sale - taxable                                  4,538,527    3,261,539
    Available for sale - tax-exempt                               1,067,874    1,247,901
    Held to maturity - taxable                                      987,597      752,048
    Held to maturity - tax-exempt                                   799,277      755,755
                                                                 -----------  -----------
Total interest and dividends on investments                       7,393,275    6,017,243
                                                                 -----------  -----------
  Interest on federal funds sold and securities
    purchased under agreements to resell                            400,896      522,090
  Other interest income                                              12,764       17,732
                                                                 -----------  -----------
Total interest income                                            27,370,438   26,611,018
                                                                 -----------  -----------
Interest Expense
  Interest on deposits                                           12,552,495   12,437,422
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                             418,916      462,281
  Interest on other short-term borrowings                            65,882      104,279
  Interest on long-term borrowings                                  664,183      592,982
                                                                 -----------  -----------
Total interest expense                                           13,701,476   13,596,964
                                                                 -----------  -----------
Net interest income                                              13,668,962   13,014,054
Provision for loan losses                                           700,000      459,925
                                                                 -----------  -----------
Net interest income after provision for loan losses              12,968,962   12,554,129
                                                                 -----------  -----------
Noninterest Income
  Service charges on deposit accounts                             1,591,661    1,210,728
  Investment brokerage commission                                 1,019,276      621,037
  Insurance commissions and fees                                    710,375      619,423
  Mortgage banking fees                                             590,992      220,380
  Other service charges, collection and exchange
    charges, commissions and fees                                   654,552      672,903
  Fiduciary income                                                  611,889      617,169
  Net gains (losses) from securities available for sale             174,525           --
  Other operating income                                            198,438      309,192
                                                                 -----------  -----------
Total noninterest income                                          5,551,708    4,270,832
                                                                 -----------  -----------
Noninterest Expense
  Salaries and wages                                              5,990,127    5,918,628
  Employee benefits                                               1,163,490    1,318,038
  Occupancy expense of premises, net                              1,357,434    1,233,662
  Furniture and equipment expense                                   945,430      952,526
  Data processing expense                                           633,875      634,876
  FDIC deposit insurance assessment                                 118,727      751,482
  Advertising and promotion                                         450,951      443,307
  Supplies                                                          426,347      318,993
  Other operating expense                                         2,268,658    2,109,742
                                                                 -----------  -----------
Total noninterest expense                                        13,355,039   13,681,254
                                                                 -----------  -----------
Income before income taxes and minority interest                  5,165,631    3,143,707
Income taxes                                                      1,445,697      573,134
                                                                 -----------  -----------
Income before minority interest                                   3,719,934    2,570,573
Minority interest                                                   139,687      120,795
                                                                 -----------  -----------
Net income                                                      $ 3,580,247    2,449,778
                                                                 ===========  ===========
Per common and common equivalent share:
  Net income                                                    $      0.46         0.31
  Cash dividends                                                       0.12         0.11
                                                                       ====         ====

*See accompanying notes to consolidated financial statements.


PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows


                                                                   For the 3 months ended March 31,
                                                                        1996               1995
                                                                   --------------     -------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,580,247          2,449,778
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .         700,000            459,925
          Depreciation and amortization  . . . . . . . . . . . .       1,117,312          1,028,939
          Net gains from securities available for sale . . . . .        (174,525)                --
          Net (increase) decrease in loans held for sale . . . .       1,967,560           (927,701)
          (Increase) decrease in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .          48,506           (110,554)
          Increase in accrued expenses, other
               liabilities and minority interest . . . . . . . .       1,209,237            939,992
                                                                   --------------     --------------
Net cash provided by operating activities  . . . . . . . . . . .       8,448,337          3,840,379
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (87,268,503)       (46,490,526)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      49,165,561         53,686,092
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,930,374                 --
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (25,680,748)       (23,146,364)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      27,965,403         18,978,468
  Net decrease in loans  . . . . . . . . . . . . . . . . . . . .       5,197,841         19,109,693
  Purchases of bank premises and equipment, net  . . . . . . . .        (566,722)        (3,901,839)
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .      (8,256,794)        18,235,524
                                                                   --------------     --------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . . .     (11,444,577)         2,776,903
  Net increase (decrease) in time deposits . . . . . . . . . . .     (16,913,889)         9,621,180
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .       7,214,061        (30,191,353)
  Net (increase) decrease in other short-term borrowings . . . .       3,500,000         (5,000,000)
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .          20,000          4,616,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .      (1,511,780)           (77,207)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .        (917,550)          (864,594)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .          21,439                 --
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .      (2,543,556)          (970,887)
  Proceeds from issuance of common stock under the
     long-term stock compensation plan                                   334,835            361,602
  Other                                                                       --             18,413
                                                                   --------------    ---------------
Net cash provided (used) by financing activities . . . . . . . .     (22,241,017)       (19,709,943)
                                                                   --------------    ---------------

Net increase (decrease) in cash and cash equivalents . . . . . .     (22,049,474)         2,365,960
Cash and cash equivalents at the beginning of the year . . . . .     109,024,150        117,848,410
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $   86,974,676        120,214,370
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   13,560,497         11,355,309
Income taxes paid during the period  . . . . . . . . . . . . . .              --                 --
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

2.   Additional Footnote Information

     In reviewing these financial statements, reference should be made to the 1995 Annual Report to Shareholders for more detailed footnote information.

3.   Statements of Cash Flows

     In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.   Income Taxes

     Federal income tax expense for the three months ended
March 31, 1996 and 1995, was computed using the consolidated effective federal income tax rates.

     For the first three months of 1996 and 1995, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

     During the first three months of 1996, options on 2,000 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $21,439 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2

5.   Common Stock Transactions, cont.

     In 1992, the Company originated a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first three months of 1996 and 1995 was $287,040 and $142,112, respectively.

     The Company issued 14,718 and 20,089 shares of common stock under the long-term stock compensation plan for 1996 and 1995, respectively. This transaction added $334,834 and $361,602 to the equity of the Company for the years 1996 and 1995, respectively,

     In 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In January 1996, the Board of Directors authorized the repurchase of up to $5 million of common stock during 1996. Through March 31, 1996, 110,900 shares had been repurchased at a cost of $2,543,556. Since the plan's inception, the Company has repurchased 413,833 shares at a total cost of $8,224,617.

6.   Income Per Share

     Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1996 and 1995 were 7,705,574 and 7,902,063, respectively, which include shares related to the long-term stock compensation plan.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Capital Resources

     Net income for the first quarter of 1996 was $3,580,247, up from $2,449,778 one year ago. The Company's annualized return on average assets (ROA) was .95 percent, compared to .65 percent for the same period in 1995; the annualized return on average equity
(ROE) was 12.08 percent, compared to 8.73 percent one year ago.

     Common stockholders' equity totaled $119,129,315 as of March
31, 1996, a .3 percent decrease from December 31, 1995. The decrease was caused by the repurchase of common stock and a decline in unrealized gains on assets available for sale, which decreased by 64.8 percent from the end of the year.

     As part of the Company's ongoing stock repurchase plan, 110,900 shares have been repurchased during the first quarter of 1996 at a cost of $2,543,556. The Board of Directors has approved the repurchase of $5 million of Company stock during 1996. Since the inception of the plan in 1994, the Company has repurchased 413,833 shares at a total cost of $8,224,617.

     As previously mentioned, part of the decrease in stockholders' equity was due to the equity adjustment required by Statement of Financial Accounting Standard (SFAS) No. 115. Under this accounting standard, which was adopted December 31, 1993, the method of classifying investment securities is based on the Company's intended holding period. Accordingly, securities that the Company may sell at its discretion prior to maturity are recorded at their fair value. The aggregate unrealized net gains or losses (including the income tax and minority interest effect) are recorded as a component of stockholders' equity. At March 31, 1996, aggregate unrealized gains on assets available for sale totaled $478,671, a decrease of $879,731 from December 31, 1995.

     The Company's risk-based core capital ratio was 11.90 percent at March 31, 1996, and the total risk-based capital ratio was 13.03 percent. These exceeded the minimum regulatory requirements of
4.00 and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.55 percent at March 31, 1996, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations exclude the unrealized gains on investments available for sale.

Part 1 -- Item 2
Page 2 of 6

     The Company paid a dividend of $.12 per common share in the first quarter of 1996. This dividend is unchanged from the prior quarter, but is an increase of 9.1 percent from the dividend one year ago. The first quarter dividend of $.12 per share represented a dividend payout ratio of 26.1 percent of earnings per share.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 10.4 percent at March 31, 1996. This percentage is unchanged from December 31, 1995. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of March, 1996.

     Brenton Banks, Inc. common stock closed March 1996 at $22.75 per share, which is 1.44 times the book value per share of $15.76
on the same date.   This closing stock price represented a price-
to-trailing-12-months-earnings multiple of 15.3 times.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.

Asset-Liability Management

     The Company has a fully integrated asset-liability management system to assist in managing the balance sheet. This system performs simulations of the effects of various interest rate scenarios on net interest income and is used to project the results of alternative investment decisions. Management performs analysis of the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The asset-liability simulations indicate that net interest income will be maximized in a stable interest rate environment. The Company currently believes that net interest income would fall by less than 5 percent if interest rates immediately increased or decreased by 300 basis points, which is within the Company policy limit.

     Many steps have been taken over the past year to restructure the Company's balance sheet in a way that will lessen the impact of interest rate fluctuations on net interest income. The Company has increased its variable rate consumer loans by $39.4 million since the inception of this product in December, 1994.

Part 1 -- Item 2
Page 3 of 6

     The Company has also reduced its reliance on residential real estate loans with long repricing periods. This was done by securitizing approximately $56 million of these loans during 1995. At March 31, 1996, $36 million of these loan pools had been sold at a loss of approximately $230,000, and $20 million were held in the Company's available for sale investment portfolio. In addition, the residential real estate loan portfolio is down by $84 million from March 31, 1995, or 28.5 percent.

     In addition to normal balance sheet instruments, the Company has utilized Federal Home Loan Bank borrowings and interest rate swaps to reduce interest rate risk.

Liquidity

     The Company actively monitors and manages its liquidity position. The objective is to maintain sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale and assets available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset-liability position. Federal funds sold and assets available for sale comprised 27.5 percent of the Company's total assets at March 31, 1996.

     Net cash provided from Company operations is another major source of liquidity. The net cash provided from operating activities was $8,448,337 for the first quarter of 1996. The
Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of March 31, 1996, the Company had borrowings of $30,150,000 from the Federal Home Loan Bank of Des Moines as a means of providing long-term fixed-rate funding for certain fixed-rate assets and managing interest rate risk.

     The combination of a high level of potentially liquid assets, strong cash flows from operations and low dependence on volatile liabilities provided sufficient liquidity for the Company at March 31, 1996.

Part 1 -- Item 2
Page 4 of 6

Results of Operations

The three months ended March 31, 1996, compared to the three months ended March 31, 1995.

Net Income

     For the three months ended March 31, 1996, Brenton recorded net income of $3,580,247, which is an increase of 46.1 percent from net income for the first three months of 1995, which totaled $2,449,778. On a per common and common stock equivalent share basis, net income was $.46 per share for the first quarter of 1996, compared to $.31 per share for the first quarter of 1995. The Company's total assets at March 31, 1996 were consistent with 1995 levels of $1.6 billion.

Net Interest Income

     Net interest income increased 5.0 percent to $13,668,962, compared to $13,014,054 for the first quarter of 1995. Net interest margin increased 11 basis points from 3.88 percent for the first three months of 1995 to 3.99 percent for the first quarter of 1996. This improvement in margin was the result of an increase in the rate earned on average earning assets and a decrease in the rate paid on interest-bearing liabilities.

Loan Quality

     The Company's loan quality has remained solid through March 31, 1996. Nonperforming loans rose to $6,571,000, which was .73 percent of loans at March 31, 1996, while reserves remained strong at 170.6 percent of nonperforming loans and 1.24 percent of total loans. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more.

     The provision for loan losses totaled $700,000 for the three months ended March 31, 1996, compared to $459,925 for the same period one year ago. The increase in the provision is related to an increase in delinquencies and net charge-offs on consumer loans during the first quarter of 1996 and the longer term desire to increase the reserve as a percent of loans. Net charge-offs were
 .26 percent of average loans for the first three months of 1996, compared with .18 percent for the same period last year.

     Beginning January 1, 1995, the Financial Accounting Standards Board mandated a standard that fundamentally changed certain accounting procedures for impaired loans, including the determination of the allowance for loan losses and financial disclosures. This new Standard has not had a material effect on the financial statements of the Company.

Part 1 -- Item 2
Page 5 of 6

Noninterest Income

     Noninterest income for the three months ended March 31, 1996 was $5,377,183 (excluding securities gains and losses), a 25.9 percent increase from $4,270,832 one year ago. Increases in services charges on deposits, brokerage commissions, insurance revenues and mortgage banking fees were all contributing factors.

     Brokerage commissions rose 64.1 percent, reflecting a strong market and substantially higher volumes. Insurance commissions and fees grew 14.7 percent, due largely to contingency refunds from carriers rewarding the higher volume and quality of our insurance production.

     Service charges on deposits increased 31.5 percent to $1,591,661 from the first three months of 1995. This increase was due to focusing on collecting a higher percentage of fees that are assessed to customers. Mortgage banking fees totaled $590,992 for the first three months of 1996, compared to $220,380 for the prior year. This increase is attributed to a higher volume of real estate mortgage loan originations and a larger loan servicing portfolio.

     Fiduciary income and other service charges, collection and exchange charges, commissions and fees showed slight decreases from the prior year. Other operating income decreased $110,755 from one year ago. This decrease is largely due to recording gains on the sale of loans in 1995, versus losses on loan sales in 1996.

     Securities transactions created an additional increase in noninterest income. Securities gains for the first quarter of 1996 totaled $174,525. The first quarter of 1995 did not have any securities gains or losses.

Noninterest Expense

     Noninterest expense totaled $13,355,039, a 2.4 percent decrease from the first quarter of 1995. This improvement was primarily due to savings in employee benefit expenses and significantly lower FDIC premium assessments on deposits.

     These savings were partially offset by increases in occupancy and other operating expenses. The increase in occupancy expense is primarily related to realizing full depreciation for the first quarter of 1996 on new and renovated banking offices finished in 1995 for Ames, Ankeny, Cedar Rapids, Davenport and Iowa City. Quarter to quarter data processing costs remained virtually unchanged.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

Part 1 -- Item 2
Page 6 of 6

     The Company's net noninterest margin, which measures operating efficiency, was 2.04 percent, compared to 2.39 percent one year ago. Another ratio that measures productivity is the efficiency ratio. This ratio calculates how much expense it takes to produce a dollar of revenue. The lower the percentage, the more efficient a company has become. At March 31, 1996, the Company's efficiency ratio was 67.12 percent, compared to 75.31 percent one year ago.

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.0 percent for the first three months of 1996 compared to 18.2 percent for 1995.

     In 1994, the Company established out-of-state investment subsidiaries to manage the investment portfolios of each Brenton bank. These subsidiaries provided an opportunity to lower the amount of state franchise taxes paid by the Company. Effective July 1, 1995, the state of Iowa enacted legislation that eliminated the tax benefits derived from these subsidiaries. The Company dissolved these subsidiaries on June 30, 1995.

Looking Ahead

     While only a few months have passed since the Company completed the merger of the 13 commercial banks into a single bank and initiated the "Strategy for Success," management's new sales initiatives and operating efficiencies have already produced very satisfying results.

     The development and implementation of the "Strategy for Success" will continue throughout 1996. This plan includes the development of a strong sales culture, cost management initiatives, customer profitability systems and lines of business profitablility systems. The Company will also focus on sources of noninterest income.

     This strategy continues to emphasize a strong commitment to customer relationships and communities while providing profitability for the shareholders.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1996.


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