Form 10-Q
period 1996-06-30
BRENTON BANKS INC
filed 1996-08-13
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August 2, 1996.

       7,406,170 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                June 30,     December 31,
                                                                                  1996          1995
                                                                             -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   68,771,560     71,159,078
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .         768,548        265,072
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . .      16,700,000     37,600,000
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .     420,563,407    396,370,443
  Held to maturity (approximate market value of
  $97,624,000 and $109,131,000 at June 30, 1996,
  and December 31, 1995, respectively)  . . . . . . . . . . . . . . . . .      97,394,602    108,082,213
                                                                            -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .     517,958,009    504,452,656
                                                                            -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,826,189      8,707,309
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     914,515,330    910,193,212
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     (11,607,844)   (11,069,869)
                                                                            -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     902,907,486    899,123,343
                                                                            -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .      31,423,536     32,849,842
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      13,505,599     14,494,261
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,518,164     14,127,759
                                                                            -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,579,379,091  1,582,779,320
                                                                            ============== ==============


Liabilities and stockholders' equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .  $  138,333,796    143,220,373
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     411,883,521    399,308,392
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     201,722,292    215,488,846
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     580,890,408    603,925,104
                                                                            -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,332,830,017  1,361,942,715
                                                                            -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . .      57,501,939     41,107,411
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . .      16,500,000      2,500,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .      16,202,339     15,083,453
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      33,472,126     38,177,803
                                                                            -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,456,506,421  1,458,811,382
                                                                            -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . .       4,458,663      4,434,307

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,470,170 shares outstanding at June 30, 1996 and
    7,653,252 shares outstanding at December 31, 1995 . . . . . . . . . .      37,350,850     38,266,260
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0      2,020,518
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      81,825,777     77,888,451
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .        (762,620)     1,358,402

                                                                            -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .     118,414,007    119,533,631
                                                                            -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $1,579,379,091  1,582,779,320
                                                                            ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                                   Six Months Ended           Three Months Ended
                                                                       June 30*                     June 30*
                                                                   1996          1995           1996       1995
                                                                ----------    ----------     ----------  ----------
Interest Income
  Interest and fees on loans                                    $39,338,548   40,686,206     19,775,045   20,632,253
  Interest and dividends on investments:
    Available for sale - taxable                                  9,317,665    7,000,113      4,779,138    3,738,574
    Available for sale - tax-exempt                               2,095,422    2,373,303      1,027,548    1,125,402
    Held to maturity - taxable                                    1,762,572    1,602,848        774,975      850,800
    Held to maturity - tax-exempt                                 1,544,225    1,528,951        744,948      773,196
                                                                 -----------  -----------    -----------  -----------
Total interest and dividends on investments                      14,719,884   12,505,215      7,326,609    6,487,972
                                                                 -----------  -----------    -----------  -----------
  Interest on federal funds sold and securities
    purchased under agreements to resell                            781,378    1,255,415        380,482      733,325
  Other interest income                                              43,032       16,391         30,268       (1,341)
                                                                 -----------  -----------    -----------  -----------
Total interest income                                            54,882,842   54,463,227     27,512,404   27,852,209
                                                                 -----------  -----------    -----------  -----------
Interest Expense
  Interest on deposits                                           24,820,576   26,187,405     12,268,081   13,749,983
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                           1,004,196      780,050        585,280      317,769
  Interest on other short-term borrowings                           226,628      207,125        160,746      102,846
  Interest on long-term borrowings                                1,295,085    1,228,959        630,902      635,977
                                                                 -----------  -----------    -----------  -----------
Total interest expense                                           27,346,485   28,403,539     13,645,009   14,806,575
                                                                 -----------  -----------    -----------  -----------
Net interest income                                              27,536,357   26,059,688     13,867,395   13,045,634
Provision for loan losses                                         1,500,000      918,550        800,000      458,625
                                                                 -----------  -----------    -----------  -----------
Net interest income after provision for loan losses              26,036,357   25,141,138     13,067,395   12,587,009
                                                                 -----------  -----------    -----------  -----------
Noninterest Income
  Service charges on deposit accounts                             3,268,408    2,563,038      1,676,747    1,352,310
  Investment brokerage commissions                                1,952,904    1,426,814        933,628      805,777
  Insurance commissions and fees                                  1,441,830    1,267,516        731,455      648,093
  Mortgage banking fees                                           1,001,368      533,301        410,376      312,921
  Other service charges, collection and exchange
    charges, commissions and fees                                 1,325,832    1,310,671        671,280      637,768
  Fiduciary income                                                1,377,035    1,213,775        765,146      596,606
  Net gains (losses) from securities available for sale             314,406       (2,498)       139,881       (2,498)
  Other operating income                                            491,859      457,004        293,421      147,812
                                                                 -----------  -----------    -----------  -----------
Total noninterest income                                         11,173,642    8,769,621      5,621,934    4,498,789
                                                                 -----------  -----------    -----------  -----------
Noninterest Expense
  Salaries and wages                                             12,221,667   11,725,481      6,231,540    5,806,853
  Employee benefits                                               2,219,720    2,362,693      1,056,230    1,044,655
  Occupancy expense of premises, net                              2,666,955    2,498,433      1,309,521    1,264,771
  Furniture and equipment expense                                 1,918,416    1,897,145        972,986      944,619
  Data processing expense                                         1,280,426    1,269,113        646,551      634,237
  FDIC deposit insurance assessment                                 249,887    1,502,965        131,160      751,483
  Advertising and promotion                                         850,409      920,759        399,458      477,452
  Supplies                                                          741,694      598,423        315,347      279,430
  Other operating expense                                         4,676,499    4,642,559      2,407,841     2,532,817
                                                                 -----------  -----------    -----------   -----------
Total noninterest expense                                        26,825,673   27,417,571     13,470,634    13,736,317
                                                                 -----------  -----------    -----------   -----------
Income before income taxes and minority interest                 10,384,326    6,493,188      5,218,695     3,349,481
Income taxes                                                      2,943,349    1,234,081      1,497,652       660,947
                                                                 -----------  -----------    -----------   -----------
Income before minority interest                                   7,440,977    5,259,107      3,721,043     2,688,534
Minority interest                                                   293,219      245,089        153,532       124,294
                                                                 -----------  -----------    -----------   -----------
Net income                                                      $ 7,147,758    5,014,018      3,567,511     2,564,240
                                                                 ===========  ===========    ===========   ===========
Per common and common equivalent share**:
  Net income                                                    $      0.93         0.64           0.47          0.33
  Cash dividends                                                       0.24         0.22           0.12          0.11
                                                                       ====         ====           ====          ====

**See accompanying notes to consolidated financial statements.


PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows


                                                                   For the 6 months ended June 30,
                                                                        1996               1995
                                                                   --------------     -------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,147,758          5,014,018
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .       1,500,000            918,550
          Depreciation and amortization  . . . . . . . . . . . .       2,247,045          2,066,788
          Net (gains) losses from securities available
            for sale . . . . . . . . . . . . . . . . . . . . . .        (314,406)             2,498
          Net increase in loans held for sale  . . . . . . . . .      (3,118,880)        (5,608,898)
          (Increase) decrease in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .         538,671         (2,012,457)
          Increase in accrued expenses, other
               liabilities and minority interest . . . . . . . .       1,191,684          2,569,793
                                                                   --------------     --------------
Net cash provided by operating activities  . . . . . . . . . . .       9,191,872          2,950,292
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (161,548,700)      (155,642,829)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      98,565,601        147,421,021
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,767,623          2,883,821
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (32,820,737)       (45,445,704)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      43,508,348         26,955,742
  Net (increase) decrease in loans . . . . . . . . . . . . . . .      (5,284,143)         6,507,476
  Purchases of bank premises and equipment . . . . . . . . . . .      (1,407,703)        (7,030,115)
  Proceeds from sale of bank premises and equipment  . . . . . .         814,003                 --
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .     (22,405,708)       (24,350,588)
                                                                   --------------     --------------


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . . .      (6,078,002)        12,312,726
  Net decrease in time deposits  . . . . . . . . . . . . . . . .     (23,034,696)        (3,549,419)
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .      16,394,528        (31,835,414)
  Net increase (decrease) in other short-term borrowings . . . .      14,000,000         (5,000,000)
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .         484,000         12,271,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .      (5,189,678)          (315,897)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .      (1,823,366)        (1,726,788)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .          54,154             13,250
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .      (4,711,981)        (3,081,798)
  Proceeds from issuance of common stock under the
     long-term stock compensation plan                                   334,835            361,602
  Other                                                                       --             (1,012)
                                                                   --------------    ---------------
Net cash provided (used) by financing activities . . . . . . . .      (9,570,206)       (20,551,750)
                                                                   --------------    ---------------

Net increase (decrease) in cash and cash equivalents . . . . . .     (22,784,042)       (41,952,046)
Cash and cash equivalents at the beginning of the year . . . . .     109,024,150        117,848,410
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $   86,240,108         75,896,364
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   27,123,690         24,476,731
Income taxes paid during the period  . . . . . . . . . . . . . .       2,532,406          2,275,192
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

4.   Income Taxes

     Federal income tax expense for the six months ended June 30, 1996 and 1995, was computed using the consolidated effective federal income tax rates.

     For the first six months of 1996 and 1995, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

     During the first six months of 1996, options on 5,000 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $54,154 to the equity of the Company.

Part 1 -- Item 1
Page 2 of 2


5.   Common Stock Transactions, cont.

     In 1992, the Company originated a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first six months of 1996 and 1995 was $600,893 and $195,822, respectively.

     The Company issued 14,718 and 20,089 shares of common stock under the long-term stock compensation plan for 1996 and 1995, respectively. These transactions added $334,835 and $361,602 to the equity of the Company for the years 1996 and 1995, respectively.

     In 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In May 1996, the Board of Directors authorized the repurchase of up to $10 million of common stock during 1996. Through June 30, 1996, 202,800 shares had been repurchased at a cost of $4,711,981. Since the plan's inception, the Company has repurchased 505,733 shares at a total cost of $10,393,042.

6.   Income Per Share

     Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1996 and 1995 were 7,645,579 and 7,820,107, respectively, which included shares related to the long-term stock compensation plan.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Capital Resources

     Brenton Banks, Inc. (the "Company") produced strong earnings growth during the first half of 1996, with net income increasing to $7,147,758, compared to $5,014,018 for the first six months of 1995, an increase of 42.6 percent. The Company's annualized return on average assets (ROA) was .95 percent, compared to .68 percent for the same period in 1995; the annualized return on average equity (ROE) was 11.97 percent, compared to 8.80 percent one year ago.

     Common stockholders' equity totaled $118,414,007 as of June 30, 1996, a .9 percent decrease from December 31, 1995. This decrease was primarily caused by the repurchase of common stock and a change from a net gain to a net loss position in the unrealized gains (losses) on assets available for sale from the end of the year to June 30, 1996.

     As part of the Company's ongoing stock repurchase plan, 202,800 shares have been repurchased during the first half of 1996 at a cost of $4,711,981. In May, 1996, the Board of Directors approved an increase in the authorization amount for the common stock repurchase plan from $5 million to $10 million for calendar year 1996. Since the inception of the plan in 1994, the Company has repurchased 505,733 shares at a total cost of $10,393,042.

     As mentioned above, part of the decrease in stockholders' equity was attributable to the change in the unrealized gains or losses on assets available for sale. At June 30, 1996, aggregate unrealized losses on assets available for sale totaled $762,620, while at December 31, 1995, aggregate unrealized gains on assets available for sale totaled $1,358,402. This change resulted in a net decrease of $2,121,022 in common stockholders' equity at June 30, 1996.

     The Company continues to monitor its capital position to enhance overall shareholder value, while maintaining adequate capital levels for regulatory purposes. The Company's risk-based core capital ratio was 11.72 percent at June 30, 1996, and the total risk-based capital ratio was 12.88 percent. These exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.50 percent at June 30, 1996, exceeding the regulatory minimum requirement range of 3.00 to
5.00 percent. Each of these capital calculations exclude the unrealized gains on assets available for sale.

Part 1 -- Item 2
Page 2 of 8

     The Company paid dividends of $.24 per common share in the first six months of 1996 compared to $.22 per common share for the same period of 1995, an increase of 9.1 percent. Dividends for the first six months totaled $1,823,366. In July, 1996, the Board of Directors increased the regular quarterly cash dividend to $.13 per common share compared, to $.12 per common share for the previous quarter.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 9.9 percent at June 30, 1996. This percentage has decreased by .5 percent from the December 31, 1995 ratio of 10.4 percent. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of June, 1996.

     Brenton Banks, Inc. common stock closed June, 1996 at $24.25 per share, which is 1.53 times the book value per share of $15.85
on the same date.   This closing stock price represented a price-
to-trailing-12-months-earnings multiple of 14.9 times.

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

     Many steps have been taken over the past year to restructure the Company's balance sheet in a way that will lessen the impact of interest rate fluctuations on net interest income. The Company has increased its variable rate consumer loans by $48.6 million since the inception of this product in December, 1994.

Part 1 -- Item 2
Page 3 of 8

     The Company has also reduced its reliance on residential real estate loans with long repricing periods. This was done by securitizing approximately $56 million of these loans during 1995. At June 30, 1996, $44 million of these loan pools had been sold at a loss of approximately $25,500, and $10 million were held in the Company's available for sale investment portfolio. In addition, the residential real estate loan portfolio is down by $90 million from June 30, 1995, or 30.8 percent.

     In addition to normal balance sheet instruments, the Company has utilized Federal Home Loan Bank borrowings and interest rate swaps to reduce interest rate risk.

Liquidity

     The Company actively monitors and manages its liquidity position. The objective is to maintain sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale and assets available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset-liability position. Federal funds sold and assets available for sale comprised 28.4 percent of the Company's total assets at June 30, 1996.

     Net cash provided from Company operations is another major source of liquidity. The net cash provided from operating activities was $9,191,872 for the first half of 1996. The
Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of June 30, 1996, the Company had borrowings of $38,150,000 from the Federal Home Loan Bank of Des Moines, of which $28,150,000 were used as a means of providing long-term fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $10,000,000 of borrowings from the Federal Home Loan Bank represents a variable rate, short-term line of credit used to fund mortgage loans originated for sale.

     The combination of a high level of potentially liquid assets, strong cash flows from operations and low dependence on volatile liabilities provided sufficient liquidity for the Company at June
30, 1996.

Part 1 -- Item 2
Page 4 of 8

Results of Operations

The six months ended June 30, 1996, compared to the six months ended June 30, 1995.

Net Income

     For the six months ended June 30, 1996, Brenton recorded net income of $7,147,758, which is an increase of 45.3 percent from net income for the first six months of 1995, which totaled $5,014,018. On a per common and common stock equivalent share basis, net income was $.93 per share for the first half of 1996, compared to $.64 per share for the first half of 1995. The Company's total assets at June 30, 1996 were consistent with 1995 levels of $1.6 billion.

Net Interest Income

     During the first six months of 1996, net interest income grew
5.7 percent to $27,536,357, compared to $26,059,688 for the same period a year ago. The increase was primarily due to improved net interest margin, which increased 16 basis points from 3.84 percent for the first half of 1995 to 4.00 percent for the first half of 1996. This improvement in margin was primarily the result of interest-bearing liability costs decreasing more than the yield on interest-earning assets.

Loan Quality

     The Company's loan quality remained solid through June 30, 1996. Nonperforming loans increased slightly to $5,236,000 or .57 percent of loans at June 30, 1996. Reserves remained strong at
221.7 percent of nonperforming loans and 1.27 percent of total loans. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more.

     The provision for loan losses totaled $1,500,000 for the six months ended June 30, 1996, compared to $918,550 for the same period one year ago. The increase in the provision is related to an increase in delinquencies and net charge-offs on consumer loans during the first quarter of 1996. Delinquency levels were reduced in the second quarter. The Company also desires to gradually increase the reserve as a percent of loans over the next few years. Net charge-offs were .21 percent of average loans for the first six months of 1996, compared with .13 percent for the same period last year.

Part 1 -- Item 2
Page 5 of 8

Noninterest Income

     The Company has made a conscious effort to enhance fee-based financial services. Noninterest income for the six months ended June 30, 1996 was $10,859,236 (excluding securities gains and losses), a 23.8 percent increase from $8,772,119 one year ago. All categories of noninterest income were higher than prior year.

     Brokerage commissions rose 36.9 percent, reflecting a strong market and substantially higher volumes. Insurance commissions and fees were up 13.8 percent, primarily due to higher sales of credit insurance and increases in insurance agency commissions.

     Service charges on deposits increased 27.5 percent to $3,268,408 from the first half of 1995. This increase was due to focusing on collecting a higher percentage of fees that are assessed. Mortgage banking fees totaled $1,001,368 for the first six months of 1996, compared to $533,301 for the prior year. This increase is attributed to a higher volume of real estate mortgage loan originations and a greater percentage of loans being sold into the secondary market.

     Fiduciary income rose 13.5 percent to $1,377,035. Other operating income and other service charges, collection and exchange charges, commissions and fees showed moderate increases of 7.6 percent and 1.2 percent, respectively.

     Securities transactions created an additional increase in noninterest income. Securities gains for the first half of 1996 totaled $314,406 versus losses for the first half of 1995 of $2,498.

     Noninterest income (excluding securities gains and losses) for the six months ended June 30, 1996 represented 1.38 percent of average assets and 39.44 percent of total operating income, which were the highest levels in the history of the Company. For the six months ended June 30, 1995, noninterest income (excluding securities gains and losses) represented 1.12 percent of average assets and 33.66 percent of total operating income.

Noninterest Expense

     Noninterest expense for the first half of 1996 decreased 2.2 percent to $26,825,673, compared to $27,417,571 for the same period one year ago. The improvement was primarily due to an 83.4 percent reduction in FDIC insurance premium assessments on deposits and a decline of 6.1 percent in employee benefit expenses.

Part 1 -- Item 2
Page 6 of 8

     Salaries and wages increased 4.2 percent to $12,221,667 for the first half of 1996, compared to $11,725,481 for 1995. Fixed compensation expense was down from the prior year while variable compensation expense grew due to higher sales of insurance, mortgage and investment products.

     Occupancy expense for the six months ended June 30, 1996 totaled $2,666,955 compared to $2,498,433 for the prior year, an increase of $168,522 or 6.7 percent. Increases in this category are related to depreciation expense and repairs and maintenance expenses. The $61,559 increase in depreciation is due to realizing a full year of depreciation in 1996 on new and renovated banking offices completed in 1995. The $54,620 increase in building repairs and maintenance is primarily due to engaging a third party facility manager, who will provide better service and over time, cost savings for the organization.

     Supplies expense increased by $143,271, or 23.9 percent over same period of prior year. The majority of this increase was due to increased check orders related to the 1995 bank merger. The Company provided check reorders free of charge to customers who had duplicate account numbers related to the merger.

     Furniture and equipment, data processing and other operating expenses remained virtually flat over the prior year with increases of only 1.1 percent, .9 percent and .7 percent, respectively.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

     The Company's net noninterest margin, which measures operating efficiency, was 2.03 percent, compared to 2.41 percent one year ago. Another ratio that measures productivity is the efficiency ratio. At June 30, 1996, the Company's efficiency ratio was 67.07 percent, compared to 75.10 percent one year ago.

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.3 percent for the first six months of 1996 compared to 19.0 percent for 1995.

Part 1 -- Item 2
Page 7 of 8

Results of Operations

The three months ended June 30, 1996, compared to the three months ended June 30, 1995.

Net Income

     For the three months ended June 30, 1996, net income totaled $3,567,511, compared to $2,564,240, an increase of 39.1 percent. Earnings per common and common equivalent share totaled $.47 for the second quarter of 1996, compared to $.33 for the second quarter for 1995.

Net Interest Income

     Net interest income for the quarter totaled $13,867,395, an increase of $821,761 or 6.3 percent over the second quarter of the prior year. The second quarter net interest margin was 4.01 percent, compared to 3.87 percent in 1995.

Provision for Loan Losses

     The provision for loan losses for the second quarter of 1996 totaled $800,000, compared to $458,625 for the second quarter of 1995. Net charge-offs were .18 percent of average loans for the second quarter of 1996, compared with .12 percent for the same period last year. The increased provision relates to the higher level of net charge-offs and the Company's desire to increase the reserve as a percent of total loans.

Noninterest Income

     Noninterest income increased by $1,123,145 or 25.0 percent, from the second quarter of 1995 to the second quarter of 1996. Similar to the results for the first half of the year, every category of noninterest income posted an increase over prior year. Service charges on deposit accounts increased $324,437 or 24.0 percent. Fiduciary income increased 28.3 percent, brokerage commissions increased 15.9 percent and mortgage banking income increased 31.1 percent.

Part 1 -- Item 2
Page 8 of 8

Noninterest Expense

     Noninterest expense decreased 1.9 percent when comparing the second quarter of 1996 with the second quarter of 1995. FDIC deposit insurance assessment premiums had the largest change with a decrease of $620,323 or 82.6 percent. Salary and related fringe benefit costs increased 6.4 percent. This increase was due to the increase in variable compensation cost related to increased financial services income discussed under noninterest income. Fixed compensation expense actually showed a decrease. The Company's net noninterest margin was 2.02 percent for the second quarter of 1996 compared to 2.36 percent for the second quarter of 1995.

Looking Ahead

     The development and implementation of the "Strategy for Success" continues throughout 1996. This plan called for several changes that are now in place including greater customer focus, a new line of business structure, the development of alternative delivery systems and the merger of our 13 commercial banks. The Company has experienced a number of new efficiencies with these changes in place. As the plan continues, management is turning its attention toward the development of successful sales initiatives, particularly in the areas of direct consumer lending and fee-producing services.

     This strategy continues to emphasize a strong commitment to customer relationships and the communities we serve while providing profitability for the shareholders.

     The Board of Directors is submitting to the shareholders for their approval the 1996 Stock Option Plan (the "Plan") that was unanimously approved by the Board of Directors on July 11, 1996. The Plan authorizes the granting of options or up to 500,000 shares of the Company's stock to key employees of the Company. The purpose of the Plan is to support the creation of shareholder value by aligning the interests of key employees with those of the shareholders. On September 5, 1996, there will be a special meeting of stockholders to vote on this plan.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended June 30, 1996.


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