Form 10-Q
period 1996-09-30
BRENTON BANKS INC
filed 1996-11-14
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 1, 1996.

       8,111,312 shares of Common Stock, $5.00 par value

PART 1  -- Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                             September 30,   December 31,
                                                                                     1996           1995
                                                                             -------------- --------------
Assets:

Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .  $   78,382,963     71,159,078
Interest-bearing deposits with banks  . . . . . . . . . . . . . . . . . .         801,930        265,072
Federal funds sold and securities purchased
  under agreements to resell  . . . . . . . . . . . . . . . . . . . . . .              --     37,600,000
Investment securities:
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . .     445,555,951    396,370,443
  Held to maturity (approximate market value of
  $92,066,000 and $109,131,000 at September 30, 1996,
  and December 31, 1995, respectively)  . . . . . . . . . . . . . . . . .      91,663,981    108,082,213
                                                                            -------------- --------------
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . .     537,219,932    504,452,656
                                                                            -------------- --------------
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,799,712      8,707,309
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     916,871,933    910,193,212
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     (11,528,313)   (11,069,869)
                                                                            -------------- --------------
Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     905,343,620    899,123,343
                                                                            -------------- --------------
Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . .      30,853,155     32,849,842
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .      15,966,816     14,494,261
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,065,101     14,127,759
                                                                            -------------- --------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,593,433,229  1,582,779,320
                                                                            ============== ==============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . .  $  145,639,495    143,220,373
  Interest-bearing:
    Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     418,352,728    399,308,392
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     195,524,502    215,488,846
    Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     570,636,215    603,925,104
                                                                            -------------- --------------
Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,330,152,940  1,361,942,715
                                                                            -------------- --------------
Federal funds purchased and securities sold
  under agreements to repurchase  . . . . . . . . . . . . . . . . . . . .      73,359,089     41,107,411
Other short-term borrowings   . . . . . . . . . . . . . . . . . . . . . .      24,650,000      2,500,000
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .      18,263,810     15,083,453
Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      23,210,713     38,177,803
                                                                            -------------- --------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,469,636,552  1,458,811,382
                                                                            -------------- --------------
Minority interest in consolidated subsidiaries  . . . . . . . . . . . . .       4,529,578      4,434,307

Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued  . . . . . . . . . . . . . .             --              --

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    7,384,370 shares outstanding at September 30, 1996 and
    7,653,252 shares outstanding at December 31, 1995 . . . . . . . . . .      36,921,850     38,266,260
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0      2,020,518
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,299,370     77,888,451
  Unrealized gains (losses) on assets
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .          45,879      1,358,402

                                                                            -------------- --------------
Total common stockholders' equity . . . . . . . . . . . . . . . . . . . .     119,267,099    119,533,631
                                                                            -------------- --------------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $1,593,433,229  1,582,779,320
                                                                            ============== ==============

See accompanying notes to consolidated financial statements.

PART 1 -- Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                          Nine Months Ended   Three Months Ended
                                                            September 30        September 30
                                                          1996      1995        1996       1995
                                                      ----------  ---------- ---------- ----------
Interest Income
  Interest and fees on loans                          $59,357,416 61,983,238 20,018,868  21,297,032
  Interest and dividends on investments:
    Available for sale - taxable                       14,591,053 10,686,650  5,273,388   3,686,537
    Available for sale - tax-exempt                     3,130,176  3,418,074  1,034,754   1,044,771
    Held to maturity - taxable                          2,408,450  2,790,642    645,878   1,187,794
    Held to maturity - tax-exempt                       2,287,203  2,309,793    742,978     780,842
                                                      ----------- ---------- ----------- -----------
Total interest and dividends on investments            22,416,882 19,205,159  7,696,998   6,699,944
                                                      ----------- ---------- ----------- -----------
  Interest on federal funds sold and securities
    purchased under agreements to resell                  974,937  1,678,596    193,559     423,181
  Other interest income                                    57,126     37,982     14,094      21,591
                                                      ----------- ---------- ----------- -----------
Total interest income                                  82,806,361 82,904,975 27,923,519  28,441,748
                                                      ----------- ---------- ----------- -----------
Interest Expense
  Interest on deposits                                 37,074,484 39,609,621 12,253,908  13,422,216
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                 1,750,167  1,217,323    745,971     437,273
  Interest on other short-term borrowings                 510,084    307,445    283,456     100,320
  Interest on long-term borrowings                      1,824,879  1,939,973    529,794     711,014
                                                      ----------- ---------- ----------- -----------
Total interest expense                                 41,159,614 43,074,362 13,813,129  14,670,823
                                                      ----------- ---------- ----------- -----------
Net interest income                                    41,646,747 39,830,613 14,110,390  13,770,925
Provision for loan losses                               2,100,000  1,404,675    600,000     486,125
                                                      ----------- ---------- ----------- -----------
Net interest income after provision for loan losses    39,546,747 38,425,938 13,510,390  13,284,800
                                                      ----------- ---------- ----------- -----------
Noninterest Income
  Service charges on deposit accounts                   4,945,145  3,876,014  1,676,737   1,312,976
  Investment brokerage commissions                      2,857,076  2,230,828    904,172     804,014
  Insurance commissions and fees                        2,197,294  1,858,890    755,464     591,374
  Mortgage banking income                               1,536,292    807,958    534,924     274,657
  Other service charges, collection and exchange
    charges, commissions and fees                       2,046,335  2,038,558    720,503     727,887
  Fiduciary income                                      2,055,384  1,815,172    678,349     601,397
  Net gains (losses) from securities available for sale   309,244     (2,486)    (5,162)         12
  Other operating income                                1,003,080    524,182    511,221      67,178
                                                      ----------- ---------- ----------- -----------
Total noninterest income                               16,949,850 13,149,116  5,776,208   4,379,495
                                                      ----------- ---------- ----------- -----------
Noninterest Expense
  Salaries and wages                                   18,384,847 17,596,544  6,163,180   5,871,063
  Employee benefits                                     3,236,670  3,403,182  1,016,950   1,040,489
  Occupancy expense of premises, net                    4,093,186  3,780,918  1,426,231   1,282,485
  Furniture and equipment expense                       2,872,876  2,793,805    954,460     896,660
  Data processing expense                               1,937,834  1,891,496    657,408     622,383
  FDIC deposit insurance assessment                     1,649,610  1,550,221  1,399,723      47,256
  Advertising and promotion                             1,252,871  1,372,249    402,462     451,490
  Supplies                                              1,090,741    884,607    349,047     286,184
  Other operating expense                               6,992,054  7,546,269  2,315,555   2,903,710
                                                      ----------- ---------- ----------- -----------
Total noninterest expense                              41,510,689 40,819,291 14,685,016  13,401,720
                                                      ----------- ---------- ----------- -----------
Income before income taxes and minority interest       14,985,908 10,755,763  4,601,582   4,262,575
Income taxes                                            4,218,102  2,376,711  1,274,753   1,142,630
                                                      ----------- ---------- ----------- -----------
Income before minority interest                        10,767,806  8,379,052  3,326,829   3,119,945
Minority interest                                         446,640    367,419    153,421     122,330
                                                      ----------- ---------- ----------- -----------
Net income                                            $10,321,166  8,011,633  3,173,408   2,997,615
                                                      =========== ========== =========== ===========
Per common and common equivalent share before the 10%
  common stock dividend:
  Net income                                          $      1.36       1.03        .43         .39
  Cash dividends                                              .37        .33        .13         .11
                                                             ====       ====       ====        ====
Per common and common equivalent share after the 10%
  common stock dividend:
  Net income                                          $      1.24        .94        .39         .35
  Cash dividends                                             .336        .30       .118         .10
                                                             ====       ====       ====        ====

See accompanying notes to consolidated financial statements.


PART 1 -- Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows


                                                             For the nine months ended September 30,
                                                                            1996               1995
                                                                   --------------     -------------
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $   10,321,166          8,011,633
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .       2,100,000          1,404,675
          Depreciation and amortization  . . . . . . . . . . . .       3,472,856          3,090,697
          Net (gains) losses from securities available
            for sale . . . . . . . . . . . . . . . . . . . . . .        (309,244)             2,486
          Net increase in loans held for sale  . . . . . . . . .      (1,092,403)        (7,650,541)
          Increase in accrued interest receivable
               and other assets  . . . . . . . . . . . . . . . .      (2,284,431)        (3,720,308)
          Increase in accrued expenses, other
               liabilities and minority interest . . . . . . . .       3,278,980          3,011,076
                                                                   --------------     --------------
Net cash provided by operating activities  . . . . . . . . . . .      15,486,924          4,149,718
                                                                   --------------     --------------


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (225,882,799)      (212,282,649)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .     130,117,549        213,573,173
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,408,932          2,883,809
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .     (36,731,780)       (68,782,167)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .      52,391,450         32,721,987
  Net (increase) decrease in loans . . . . . . . . . . . . . . .      (7,982,932)        31,886,765
  Purchases of bank premises and equipment . . . . . . . . . . .      (1,849,692)        (8,967,634)
  Proceeds from sale of bank premises and equipment  . . . . . .         833,453                 --
                                                                   --------------     --------------
Net cash used by investing activities  . . . . . . . . . . . . .     (43,695,819)        (8,966,716)
                                                                   --------------     --------------


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . . .       1,499,114         21,916,538
  Net decrease in time deposits  . . . . . . . . . . . . . . . .     (33,288,889)       (17,730,398)
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .      32,251,678        (29,700,232)
  Net increase (decrease) in other short-term borrowings . . . .       8,000,000         (5,000,000)
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .         494,000         12,296,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .      (1,311,090)          (336,782)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .      (2,789,973)        (2,575,774)
  Proceeds from issuance of common stock under
     the stock option plan . . . . . . . . . . . . . . . . . . .         132,832            179,975
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .      (6,952,869)        (3,846,823)
  Proceeds from issuance of common stock under the
     long-term stock compensation plan . . . . . . . . . . . . .         334,835            361,602
                                                                   --------------    ---------------
Net cash provided (used) by financing activities . . . . . . . .      (1,630,362)       (24,435,894)
                                                                   --------------    ---------------

Net increase (decrease) in cash and cash equivalents . . . . . .     (29,839,257)       (29,252,892)
Cash and cash equivalents at the beginning of the year . . . . .     109,024,150        117,848,410
                                                                   --------------    ---------------
Cash and cash equivalents at the end of the period . . . . . . .  $   79,184,893         88,595,518
                                                                   ==============    ===============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $   39,657,506         38,114,867
Income taxes paid during the period  . . . . . . . . . . . . . .       4,064,906          2,407,492
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

4.   Income Taxes

     Federal income tax expense for the nine months ended September 30, 1996 and 1995, was computed using the consolidated effective federal income tax rates.

     For the first nine months of 1996 and 1995, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

5.   Common Stock Transactions

     On October 7, 1996, the Board of Directors declared a ten percent common stock dividend for stockholders of record on October 17, 1996. The stock certificates were issued on October 29, 1996. Fractional shares resulting from this stock dividend were paid in cash.

PART 1 -- Item 1
Page 2 of 2

5.   Common Stock Transactions, cont.

     On September 5, 1996, a special meeting of stockholders was held to approve the Brenton Banks, Inc. 1996 Stock Option Plan (the "Plan"). The Plan, which was approved, authorizes the granting of options on up to 500,000 shares (550,000 shares as adjusted for the ten percent common stock dividend) of the Company's common stock to key employees of the Company. The price at which options may be exercised cannot be less than the fair market value of the shares at the date the options are granted. The options are subject to certain vesting requirements and maximum exercise periods, as established by the Compensation Committee of the Board of Directors. On September 12, 1996, 426,000 options were granted to 35 employees of the Company at an option price of $24.375 per share. As a result of the ten percent common stock dividend, the number of options granted was adjusted to 468,600 and the option price was adjusted to $22.16 per share.

     During the first nine months of 1996, options on 12,000 shares of common stock were exercised under the Company's stock option plans. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $132,832 to the equity of the Company.

     In 1992, the Company originated a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first nine months of 1996 and 1995 was $901,343 and $340,811, respectively.

     The Company issued 14,718 and 20,089 shares of common stock under the long-term stock compensation plan for 1996 and 1995, respectively. These transactions added $334,835 and $361,602 to the equity of the Company for the years 1996 and 1995, respectively.

     In 1994, the Board of Directors authorized a plan to repurchase the Company's common stock. In May 1996, the Board of Directors increased the amount authorized for common stock repurchases in 1996 from $5 million to $10 million. Through September 30, 1996, 295,600 shares had been repurchased at a cost of $6,952,869. Since the plan's inception, the Company has repurchased 598,533 shares at a total cost of $12,633,930.

6.   Income Per Share

     Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1996 and 1995 was 7,595,939 and 7,780,501, respectively, which included shares related to the long-term stock compensation plan.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Capital Resources

     Brenton Banks, Inc. (the "Company") produced strong earnings growth during the first nine months of 1996, with net income increasing to $10,321,166, compared to $8,011,633 for the first nine months of 1995, an increase of 28.8 percent. The Company's annualized return on average assets (ROA) was .91 percent, compared to .72 percent for the same period in 1995; the annualized return on average equity (ROE) was 11.58 percent, compared to 9.27 percent one year ago.

     Common stockholders' equity totaled $119,267,099 as of September 30, 1996, a .2 percent decrease from December 31, 1995. This decrease was primarily caused by the repurchase of common stock. As part of the Company's ongoing stock repurchase plan, 295,600 shares have been repurchased during the first nine months of 1996 at a cost of $6,952,869. In May 1996, the Board of Directors approved an increase from $5 million to $10 million in the authorized amount for the common stock repurchase for calendar year 1996. Since the inception of the plan in 1994, the Company has repurchased 598,533 shares at a total cost of $12,633,930.

     The aggregate amount of unrealized net gains or losses on assets available for sale (including the income tax and minority interest effect) is a component of stockholders' equity. At September 30, 1996, aggregate unrealized gains from assets available for sale totaled $45,879, compared to $1,358,402 at December 31, 1995, a decrease of $1,312,523.

     The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for regulatory purposes. The Company's risk-based core capital ratio was 11.85 percent at September 30, 1996, and the total risk-based capital ratio was
12.98 percent. These exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage ratio, which measures capital excluding intangible assets, was 7.44 percent at September 30, 1996, exceeding the regulatory minimum requirement range of 3.00 to 5.00 percent. Each of these capital calculations exclude the unrealized gains on assets available for sale.

PART 1 -- Item 2
Page 2 of 9

     The Company paid dividends of $.37 per common share in the first nine months of 1996, compared to $.33 per common share for the same period of 1995, an increase of 12.1 percent. Dividends for the first three quarters totaled $2,789,972. In October 1996, the Board of Directors declared a regular quarterly cash dividend of $.13 per common share. In addition to the cash dividend, the Board also declared a 10 percent common stock dividend. As a result of this action, each shareholder will receive an additional share of Brenton Banks, Inc. common stock for every 10 shares currently owned. Fractional shares will be paid in cash. Subsequent to the common stock dividend, cash dividends per share will be restated to $.336 for the first three quarters of 1996 and $.118 for the three months ended September 30, 1996. From this point forward, all per share data will be restated to reflect the 10 percent common stock dividend.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 9.8 percent at September 30, 1996, compared to 10.4 percent at December 31, 1995. In addition, the Parent Company had $5 million in cash and has a $2 million line of credit with a regional bank that was unused at the end of September 1996.

     Brenton Banks, Inc. common stock closed September 1996 at $22.50 per share, which is 1.53 times the book value per share of
$14.68 on the same date.   This closing stock price represented a
price-to-trailing-12-months-earnings multiple of 14.8 times.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.

Asset-Liability Management

     The Company has a fully integrated asset-liability management system to assist in managing the balance sheet. The process includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income and is used to project the results of alternative investment decisions. Management performs analysis of the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The asset-liability simulations indicate that net interest income will be maximized in a stable interest rate environment. The Company currently believes that net interest income would fall by less than 5 percent if interest rates immediately increased or decreased by 300 basis points, which is within the Company policy limit.

PART 1 -- Item 2
Page 3 of 9

     Many steps have been taken over the past two years to restructure the Company's balance sheet in a way that will lessen the impact of interest rate fluctuations on net interest income. The Company has increased its variable rate consumer loans by $58.2 million since the inception of this product in December, 1994.

     The Company has also reduced its reliance on residential real estate loans with long repricing periods. This was done by securitizing approximately $56 million of these loans during 1995. At September 30, 1996, $44 million of these loan pools had been sold at a loss of approximately $25,500, and $10 million were held in the Company's available for sale investment portfolio. The residential real estate loan portfolio has declined $57 million from September 30, 1995, or 22.1 percent.

     In addition to normal balance sheet instruments, the Company has utilized Federal Home Loan Bank borrowings and, to a limited extent, interest rate swaps to reduce interest rate risk.


Liquidity

     The Company actively monitors and manages its liquidity position. The objective is to maintain sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale and assets available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset-liability position. Federal funds sold and assets available for sale comprised 28.6 percent of the Company's total assets at September 30, 1996.

     Net cash provided from Company operations is another major source of liquidity. The net cash provided from operating activities was $15,486,924 for the first three quarters of 1996. The Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

     The Company's stable deposit base and relatively low levels of large deposits resulted in low dependence on volatile liabilities. As of September 30, 1996, the Company had borrowings of $36,150,000 from the Federal Home Loan Bank of Des Moines, of which $28,150,000 were used as a means of providing long-term fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $8,000,000 of borrowings from the Federal Home Loan Bank represents a variable rate, short-term line of credit used to fund mortgage loans originated for sale.

PART 1 -- Item 2
Page 4 of 9

     The combination of a high level of potentially liquid assets, strong cash flows from operations and low dependence on volatile liabilities provided sufficient liquidity for the Company at September 30, 1996.


RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1995.

Net Income

     For the nine months ended September 30, 1996, the Company recorded net income of $10,321,166, which is an increase of 28.8 percent from net income for the first nine months of 1995, which totaled $8,011,633. On a per common and common stock equivalent share basis, net income was $1.24 per share for the first three quarters of 1996, compared to $.94 per share for the first three quarters of 1995. The Company's total assets at September 30, 1996 were consistent with 1995 levels of $1.6 billion. Average total assets grew $10 million or .7 percent over one year ago.

Net Interest Income

     During the first nine months of 1996, net interest income grew
4.6 percent to $41,646,747, compared to $39,830,613 for the same period a year ago. The increase was primarily due to improved net interest margin, which increased 14 basis points from 3.88 percent for the first nine months of 1995 to 4.02 percent for the first nine months of 1996. This improvement in margin was primarily the result of an 18 basis point drop in interest-bearing liability costs.

Loan Quality

     Nonperforming loans totaled $8,496,000 at September 30, 1996, compared to $4,327,000 at September 30, 1995. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. The increase in nonperforming loans over one year ago is concentrated in the category of past due 90 days or more. Of the $3,583,000 increase in this category, $2,060,000 has subsequently been paid off or is in the process of renewal. Overall, asset quality remains strong, and reserves are considered adequate at 1.26 percent of total loans.

PART 1 -- Item 2
Page 5 of 9

     The provision for loan losses totaled $2,100,000 for the nine months ended September 30, 1996, compared to $1,404,675 for the same period one year ago. The increase in the provision is related both to an increase in net charges-offs and the Company's desire to increase the reserve as a percent of loans over the next few years. Net charge-offs were .24 percent of average loans for the first nine months of 1996, compared with .17 percent for the same period last year.

Noninterest Income

     The Company has made a conscious effort to enhance fee-based financial services. Noninterest income for the nine months ended September 30, 1996 was $16,640,606 (excluding securities gains and losses), a 26.5 percent increase from $13,151,602 one year ago. All categories of noninterest income reflect strong gains from the prior year.

     Compared to the same period a year ago, service charges on deposits were up 27.6 percent. This increase was due to both focusing on collecting a higher percentage of fees that are assessed and implementing a new commercial account analysis system. Brokerage commissions rose 28.1 percent, reflecting a strong market. Insurance commissions and fees advanced 18.2 percent, led by a 40.2 percent increase in the sales of credit-related insurance and an 11.8 percent increase in insurance agency commissions.

     Mortgage banking fees totaled $1,536,292 for the first nine months of 1996, compared to $807,958 for the prior year, an increase of 90.1 percent. This increase is attributed to a higher volume of real estate mortgage loan originations and a greater percentage of loans being sold into the secondary market with the servicing rights being retained.

     Fiduciary income rose 13.2 percent to $2,055,384. Other service charges, collection and exchange charges, commissions and fees showed a moderate increase of 0.4 percent.

     Other operating income increased by $478,898 for the nine months ended September 30, 1996 compared to the same period of 1995. Gains on the sale of loans of $78,990 were recorded in 1996 versus losses of $284,111 in 1995. Several one-time revenue items affected this category in both periods.

     Securities transactions created an additional increase in noninterest income. Securities gains for the first three quarters of 1996 totaled $309,244 versus losses for the first three quarters of 1995 of $2,486.

PART 1 -- Item 2
Page 6 of 9

     Noninterest income (excluding securities gains and losses) for the nine months ended September 30, 1996 represented 1.41 percent of average assets and 39.96 percent of total operating income, which were the highest levels in the history of the Company. For the nine months ended September 30, 1995, noninterest income (excluding securities gains and losses) represented 1.13 percent of average assets and 33.02 percent of total operating income.

Noninterest Expense

     Noninterest expense for the first nine months of 1996 increased 1.7 percent to $41,510,689, compared to $40,819,291 for the same period one year ago. Noninterest expense for 1996 includes a one-time special assessment of $1,263,000 imposed by the FDIC. This assessment affects all deposits insured by the Savings Association Insurance Fund (SAIF) as of March 31, 1995 and equals
65.7 basis points per $100 of SAIF-insured deposits. Excluding this one-time insurance fund assessment, noninterest expenses would have decreased by 1.4 percent over the prior year.

     Salaries and wages increased 4.5 percent to $18,384,847 for the first nine months of 1996, compared to $17,596,544 for 1995. Fixed compensation expense was down from the prior year while variable compensation expense grew due to higher sales of insurance, mortgage and investment products. Employee benefits expense decreased by 4.9 percent due to lower staffing levels in 1996.

     Occupancy expense for the nine months ended September 30, 1996 totaled $4,093,186, compared to $3,780,918 for the prior year, an increase of $312,268 or 8.3 percent. Increases in this category are related to rents and leases and depreciation expense associated with new facilities or remodeling projects completed in the past two years.

     Supplies expense increased by $206,134 or 23.3 percent over same period of prior year. The majority of this increase was due to increased check orders related to the 1995 merger of the individual Brenton commercial banks. The Company provided check reorders free of charge to customers who had duplicate account numbers related to the merger.

     Advertising and promotion and other operating expense declined by $119,378 and 554,215, respectively. Advertising expense is lower than the prior year primarily due to the timing of planned marketing campaigns. It is anticipated that for the entire year, advertising expense will be comparable to the amount incurred in 1995. The decline in other operating expenses is the result of both cost control measures and benefits derived in 1996 related to the merger of the commercial banks in 1995 into one bank charter.

PART 1 -- Item 2
Page 7 of 9

     Furniture and equipment and data processing expenses had moderate increases over the prior year of 2.8 percent and 2.4 percent, respectively.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of noninterest expense categories.

     The Company's net noninterest margin, which measures operating efficiency, was 2.11 percent, compared to 2.37 percent one year ago. Another ratio that measures productivity is the efficiency ratio. At September 30, 1996, the Company's efficiency ratio was
68.44 percent, compared to 73.30 percent one year ago. Excluding the one-time insurance fund assessment, net noninterest margin and the efficiency ratio for the first nine months of 1996 would have been 2.00 percent and 66.35 percent, respectively.

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain a sufficient level of tax-exempt assets in order to benefit the Company on both a tax equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.1 percent for the first nine months of 1996 compared to 22.1 percent for 1995.


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1995.

Net Income

     For the three months ended September 30, 1996, net income totaled $3,173,408, compared to $2,997,615, an increase of 5.9 percent. Earnings per common and common equivalent share totaled $.39 for the third quarter of 1996, compared to $.35 for the third quarter for 1995.

Net Interest Income

     Net interest income for the quarter totaled $14,110,390, an increase of $339,465 or 2.5 percent over the third quarter of the prior year. The third quarter net interest margin was 4.08 percent, compared to 4.00 percent in 1995.

PART 1 -- Item 2
Page 8 of 9

Provision for Loan Losses

     The provision for loan losses for the third quarter of 1996 totaled $600,000, compared to $486,125 for the third quarter of 1995. Net charge-offs were .30 percent of average loans for the third quarter of 1996, compared with .26 percent for the same period last year. The increased provision relates to the higher level of net charge-offs and the Company's desire to increase the reserve as a percent of total loans.

Noninterest Income

     Noninterest income increased by $1,396,713 or 31.9 percent, when comparing the third quarter of 1996 to the third quarter of 1995. This increase demonstrates the Company's focus on growing revenues from both traditional and other financial services. Service charges on deposit accounts increased $363,761 or 27.7 percent. Mortgage banking income totaled $534,924 for the quarter, an increase of 94.8 percent over the same quarter in 1995. Insurance commissions and fees and investment brokerage commissions increased by 27.7 percent and 12.5 percent, respectively. The remaining category with a large variance when comparing the third quarter of 1996 to 1995 is other operating income, which increased by $444,043. Of this increase, $381,354 is due to gains and losses on the sale of loans. The Company recorded gains on the sale of loans of $55,958 during the third quarter of 1996, compared to losses in the third quarter of 1995 of $325,396.

Noninterest Expense

     Noninterest expense increased 9.6 percent when comparing the third quarter of 1996 with the third quarter of 1995. This increase is directly related to the one-time special assessment of $1,263,000 by the FDIC to fully fund the SAIF fund. Excluding this one-time insurance fund assessment, noninterest expense would have increased by .2 percent over the same quarter of prior year.
Salary and related fringe benefit costs increased 3.9 percent.
This increase was due to the increase in variable compensation cost related to increased financial services income discussed under noninterest income. Fixed compensation expense actually showed a decrease. Other operating expenses decreased by $588,155 or 20.3 percent when comparing the third quarter of 1996 to the third quarter of 1995. As mentioned under the nine month results, benefits are being realized due to cost control measures and from the merger of the 13 commercial banks into one bank during 1995. The Company's net noninterest margin was 2.25 percent for the third quarter of 1996 compared to 2.29 percent for the third quarter of 1995.

PART 1 -- Item 2
Page 9 of 9

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

     This strategy continues to emphasize a strong commitment to customer relationships and the communities served while providing profitability for the shareholders.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended September 30, 1996.


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