Form 10-K
period 1996-12-31
BRENTON BANKS INC
filed 1997-03-31
CIK 14060

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Suite 200, Capital Square, 400 Locust, Des Moines, Iowa            50309
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  515-237-5100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997, was $130,708,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 10, 1997.

                          8,036,541 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 1995 calendar year is incorporated by reference into Part I, Part II Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1996, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                 1 of 290 Total Pages

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

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  7

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




Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

PART I

Item 1.   Business.

          (A)  General Description.

Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1996, the Parent Company had direct control of its commercial and savings bank (hereinafter the "affiliated banks"), both located in Iowa. The commercial bank is a state bank incorporated under the laws of the State of Iowa and the savings bank is a federal savings bank organized under the laws of the United States. Both of the affiliated banks are members of the Federal Deposit Insurance Corporation.

Brenton Banks, Inc. and its subsidiaries (the "Company") engage in retail, commercial and agricultural banking and related financial services from 45 locations throughout Iowa. In connection with this banking industry segment, the Company provides the usual products and services of banking such as deposits, commercial loans, agribusiness loans, personal loans and trust services.

The principal services provided by the Company are accepting deposits and making loans. The significant loan categories are commercial, commercial real estate, agribusiness and personal. Commercial loans are made to business enterprises principally to finance inventory, operations or other assets at terms generally up to 5 years. The principal risk involves the customers' management skills and general economic conditions. Commercial real estate mortgage loans are routinely made for terms up to 20 years for real property used in a borrower's business. Repayment primarily depends upon the financial performance and the cashflow of the business enterprise. Declines in commercial real estate values could ultimately affect the collectability of these types of loans. Agri-business loans are made to farmers for financing crop inputs, equipment, livestock and real property used in farming activities. Agri-business loans are also made to businesses related to or that support the production and sale of agricultural products. Weather conditions and government policies have major influences on agricultural financial performance and ultimately the borrower's ability to repay loans. Personal loans are made to individuals primarily on a secured basis to finance such items as residential mortgages, home improvements, personal property, education and vehicles. Unsecured personal loans are made on a limited basis. The individual's credit worthiness and economic conditions affecting the job market are the primary risks associated with personal loans. Personal loans generally do not exceed 5 years. For all loan types, the primary criteria used in determining whether to make a loan is the borrower's ability to repay, which is based upon a cash flow analysis and willingness to pay supported by a historical review of credit management.

The principal markets for these loans are businesses and individuals. Iowa has two primary regional market segments. One market consists of selected metropolitan areas across the state which consist of service and manufacturing industries. The other market involves rural areas which are predominately agricultural in nature. These loans are made by the affiliated banks and subsidiaries, and some are sold on the secondary market. The Company also engages in activities that are closely related to banking, including mortgage banking, investment, insurance and real estate brokerage.

          (B)  Recent Developments.

	Common Stock Dividend.  On October 7, 1996, the Board of Directors declared a ten percent common stock dividend to stockholders of record on October
17, 1996.  Fractional shares resulting from this stock dividend were paid in cash.

	Stock Option Plan.  On September 5, 1996, a special meeting of stockholders was held to approve the Brenton Banks, Inc. 1996 Stock Option Plan (the
"Plan").  The Plan, which was approved, authorizes the granting of options on up to 550,000 shares (all share and per-share data has been adjusted for the ten percent common stock dividend) of the Company's common stock to key employees of the Company.  The price at which options may be exercised cannot be less than the fair market value of the shares at the date the options are granted.  The options are subject to certain vesting requirements and maximum exercise periods, as established by the
Compensation Committee of the Board of Directors.  There were 470,800 options granted under the Plan during 1996 to 42 employees of the Company with option prices ranging from $22.159 to $23.625 per share.

	Common Stock Repurchase Plan. As part of the Company's ongoing stock repurchase plan, in 1996 the Board of Directors authorized additional stock repurchases of $10,000,000 of the Company's common stock. For the years ended December 31, 1996, 1995 and 1994, the Company repurchased 347,700, 258,133 and 44,800 shares, respectively, at total costs of $8,248,331, $4,830,111 and $850,950.

	Regulatory Developments. The Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted during 1996. The Funds Act required the FDIC to impose a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits held by institutions as of March 31, 1995, and equaled approximately 65.7 basis points per $100 of SAIF-insured deposits. The Company's assessment totaled $1,288,000. Deposits of Brenton Savings Bank,
FSB, as well as savings and loan deposits acquired from the RTC in 1990 and 1991, were included in this assessment. As a result of the special assessment, the SAIF was capitalized at the target Designated Reserve Ratio
(DRR) of 1.25 percent of estimated insured deposits on October 1, 1996. Assessment rates were subsequently lowered to a level to maintain the DRR.
 The Funds Act also separated the Financing Corporation (FICO) assessment to service the interest on its bond obligations from the SAIF assessment.
The amount assessed on individual institutions by FICO will be in addition to the amount paid for deposit insurance. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for Bank Insurance Fund (BIF) assessable deposits and 6.48 basis points annually for SAIF assessable deposits. These rates are adjustable to reflect changes in assessments bases for BIF and SAIF.

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

	As part of this merger process, Brenton Bank Services Corporation was liquidated and became part of the one bank, Brenton Bank. Brenton
Mortgages, Inc., formerly a wholly-owned subsidiary of the holding company, is now a subsidiary of Brenton Savings Bank, FSB. The move of this subsidiary was made to accommodate the funding of residential real estate loans with borrowings from the Federal Home Loan Bank.

	Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates growth and expansion opportunities which strengthen the Company's presence in current or selected new market areas.
 The Company continues expansion of its traditional and non-traditional services.

	On October 1, 1992, Brenton Banks, Inc. merged with Ames Financial Corporation and acquired its wholly-owned subsidiary, Ames Savings Bank, FSB of Ames, Iowa whose name has since been changed to Brenton Savings
Bank, FSB.   The institution continues to operate as a federal savings
bank, requiring Brenton Banks, Inc. to also register as a savings and loan holding company. As a savings and loan holding company, Brenton Banks, Inc. is required to file certain reports with and be regulated by the Office of Thrift Supervision. See Item 1, Section (G), Supervision and Regulation.

          (C)  Affiliated Banks.

	The 2 affiliated banks had 44 banking locations at December 31, 1996, located in 13 of Iowa's 99 counties. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below.

	The main office of Brenton Bank is located in Des Moines, Iowa.  Des Moines is the largest city in Iowa.  In addition to its main banking location,
Brenton Bank has 40 offices located throughout Iowa and provides services to customers in numerous counties across the state.

	Brenton Savings Bank, FSB is located in Ames, Iowa, and has offices in Ames and Story City.  The savings bank serves customers in Story County.

          (D)  Bank-Related Subsidiaries and Affiliates.

	Brenton Investments, Inc., a wholly owned subsidiary of Brenton Bank, was formed in 1992 and provides a full array of retail investment brokerage services to customers. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1996, this subsidiary had 37 licensed brokers serving all Brenton banks.

	Brenton Mortgages, Inc., a wholly-owned subsidiary of Brenton Savings Bank,
FSB, engages in the mortgage banking business.  This subsidiary originates and services mortgage loans sold to institutional investors and the mortgage loan portfolios of the affiliated banks.

	Brenton Insurance, Inc. and Brenton Realty Services, Ltd. are wholly-owned subsidiaries of Brenton Bank. These subsidiaries operate real estate brokerage agencies and insurance brokerage agencies handling individual and group life, annuity, health, fire, crop, homeowner's, automobile and liability insurance.

	Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, provides insurance risk management services for the Company.

          (E)  Executive Officers and Policymakers of the Registrant.

The term of office for the executive officers and policymakers of the Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers and policymakers of the Company as of March 10, 1997, the offices held by these executive officers and policymakers on that date, the period during which the officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:


                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced                   Other Positions
________________         ___    ______________________  _________                   _______________

C. Robert Brenton         66  Chairman of the Board        1990
Des Moines, Iowa

Robert L. DeMeulenaere    57  President                    1994       President/Treasurer, Brenton Mortgages, Inc.
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

     7

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced                   Other Positions
________________         ___    ______________________  _________                   _______________

Larry A. Mindrup          55  Chief Banking Officer -      1995       CEO, Brenton Savings Bank, FSB; Ames - April
Des Moines, Iowa              President, Des Moines                   1994 to March 1996; President, Brenton Bank,
                                                                      N.A., Des Moines - May 1995 to September
                                                                      1995; President, Brenton Savings Bank, FSB,
                                                                      Ames - April 1994 to April 1995; President,
                                                                      Trust Officer and Director, Brenton National
                                                                      Bank - Poweshiek County - January 1991 to
                                                                      March 1994

Phillip L. Risley         54  Chief Administrative         1995       Executive Vice President of the Parent
Des Moines, Iowa               Officer/                               Company - January 1992 to December 1995;
                              Cashier                      1995       President and CEO, Brenton Bank, N.A.,
                                                                      Des Moines - February 1990 to May 1995;
                                                                      Vice President - Operations of the Parent
                                                                      Company - May 1984 to January 1992;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to
                                                                      September 1995; Executive Vice President/
                                                                      Treasurer, Brenton Information Systems,
                                                                      Inc. - April 1990 to May 1992

Perry C. Atwood           42  Chief Sales Officer          1996
Des Moines, Iowa

Woodward G. Brenton       46  Chief Commercial             1995       President and CEO, Brenton First National
Des Moines, Iowa               Banking Officer                        Bank - January 1992 to October 1995; Executive
                                                                      Vice President, Brenton First National Bank,
                                                                      Davenport - January 1991 to January 1992

Charles N. Funk           42  Chief Investment/            1995       Vice President - Investments, Brenton Banks,
Des Moines, Iowa              ALCO Officer                            Inc. - December 1991 to October 1995

Ronald D. Larson          48  Regional President           1995       President, Brenton Bank and Trust Company,
Cedar Rapids, Iowa             Eastern Iowa Division                  Marshalltown - January 1991 to July 1993
                              President, Cedar Rapids      1993

Marc J. Meyer             43  Regional President           1996       Regional President, Agricultural Division,
Perry, Iowa                    Western Iowa Division                  Brenton Bank - October 1995 to September
                              President, Adel              1996       1996; President, Brenton National Bank of
                                                                      Perry - January 1992 to October 1995

Steven T. Schuler         45  Chief Financial Officer/      1990      Executive Vice President, Brenton Bank
Des Moines, Iowa              Treasurer/Secretary           1986      Services Corporation - May 1992 to
                                                                      September 1995

Norman D. Schuneman       54  Chief Credit Officer          1995      Senior Vice President - Lending of the
Des Moines, Iowa                                                      Parent Company - January 1990 to
                                                                      December 1995; Executive Vice President,
                                                                      Brenton Bank, N.A., Des Moines - July
                                                                      1985 to October 1995
                                                                      1988 to January 1990

Gary D. Ernst             53  President - Trust             1995      Vice President - Trust of the Parent
Des Moines, Iowa              Division                                Company - June 1990 to December 1995

Mark J. Hoffschneider     45  President, Brenton            1996
Des Moines, Iowa               Mortgages, Inc.

Elizabeth M. Piper/Bach   44  President, Brenton            1995
Des Moines, Iowa              Investments, Inc.

All of the foregoing individuals have been employed by the Company for the past five years, except for Perry C. Atwood, who was
Senior Vice President at Valley National Bank (merged with Bank One) in Phoenix, Arizona from January 1992 to April 1996; also held positions of Director of Business Banking, Director of Sales and Regional Manager during that time period; Mark J.
Hoffschneider, who was Senior Vice President, Lending at Mercantile Bank, FSB in Davenport, Iowa from March 1991 to March 1996 and Elizabeth M. Piper/Bach, who was Vice President and Director of Investment Management Consulting and Training for John G.
Kinnard & Co. from 1993 to 1995 and Vice President and Director of the Investment Management Group of Dain Bosworth in
Minneapolis, Minnesota, prior to 1993.

          (F)  Employees.

On December 31, 1996, the Parent Company had 3 full-time employees and 3 part-time employees. On December 31, 1996, the Company had 602 full-time employees and 177 part-time employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

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

The Parent Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Parent Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its affiliated banks. However, the Parent Company may engage in and may own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be a proper incident thereto." The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Parent Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and the regulations of the Board of Governors, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

As a savings and loan holding company, Brenton Banks, Inc. is subject to federal regulation and examination by the Office of Thrift Supervision (the "OTS"). The OTS has enforcement authority over the Company which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Generally, the activities for a bank holding company are more limited than the authorized activities for a savings and loan holding company.

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

Brenton Bank is a state bank subject to the supervision of and regular examination by the Iowa Superintendent of Banking and, because of its membership in the Federal Deposit Insurance Corporation ("FDIC"), is subject to examination by the FDIC. Brenton Bank is required to maintain certain minimum capital ratios established by its primary regulator. The provisions of the FDIC Act restrict the activities that insured state chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, the FDIC Act grants the
     9

FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.

The affiliated savings bank is subject to the supervision of and regular examination by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. As a savings institution, the savings bank is a member of the Federal Home Loan Bank of Des Moines, it is required to maintain certain minimum capital ratios established by the OTS and must meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1996, Brenton Savings Bank, FSB complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

During 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. This law amends certain provisions of the federal banking laws (including the Bank Holding Company Act) to permit the acquisition of banks by banks or bank holding companies domiciled outside of the home state of the acquired bank. The law will become effective on June 1, 1997. The Interstate Banking Act seeks to provide a uniform interstate banking law for all 50 states. The provisions of the law allow states to impose certain "non-discriminatory" conditions upon interstate mergers, including limits on the concentration of deposits. According to Iowa's banking law, Iowa-based banks and bank holding companies can acquire banks and bank holding companies located in other states. Iowa law prohibits a bank holding company or bank controlled by a bank holding company from acquiring additional Iowa based banks or bank holding companies if the total deposits of such bank holding company and its affiliates would exceed 10 percent of the total deposits of all banks and thrifts in the state.

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

          (I)  Competition.

The banking business in Iowa is highly competitive and the affiliated banks compete not only with banks and thrifts, but with sales, finance and personal loan companies; credit unions; and other financial institutions which are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies and other institutions.
     10

The multi-bank holding companies which own banks in Iowa are in direct competition with one another. Brenton Banks, Inc. is the largest multi-bank holding company domiciled in Iowa. There are six other multi-bank holding companies which operate banks in Iowa, but are domiciled in other states. The Iowa deposits of these holding companies are of similar size or greater when compared to Brenton Banks, Inc.

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

The Company has also expanded into the investment brokerage business in the last several years, placing brokers in many Brenton bank locations as well as individual brokerage offices. The Brenton brokers compete with brokers from regional and national investment brokerage firms.
     11

Item 1(J) Business - Statistical Disclosure

           The following statistical disclosures relative to the consolidated operations of the Company have been prepared in accordance with Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934. Average balances were primarily calculated on a daily basis.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields and average rates paid for each of the three years ending December 31, 1996:


                                        1996                                  1995                          1994
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

                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets
  Loans (1,2)                     $  919,578 $ 79,921  8.69%     $  945,724 $ 82,136  8.68%     $  936,370 $ 76,271  8.14%
  Investment securities held to
    maturity:
    Taxable investments:
     Securities of United States
      government agencies             38,596    2,362  6.12          27,381    1,570  5.73           2,001       98  4.92
     Mortgage-backed and related
      securities                       3,509      261  7.45          36,214    2,370  6.54          29,834    1,679  5.63
     Other investments                 4,166      255  6.12           2,364      130  5.49           3,959       85  2.15
    Tax-exempt investments:
     Obligations of states and
      political subdivisions(2)       51,639    3,449  6.68          50,235    4,044  8.05          44,584    3,433  7.70
  Investment securities available
    for sale:
     United States Treasury
      securities                      36,582    2,109  5.76          42,416    2,271  5.35          55,580    2,519  4.53
     Securities of United States
      government agencies             77,436    4,606  5.95          79,000    4,939  6.25          58,603    3,016  5.15

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax-equivalent basis using a 34 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency presentation.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued


                                              1996                            1995                          1994
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average            Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average  Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance   Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________

                                                         (Dollars in thousands)
     Mortgage-backed and related
      securities                     207,029   12,780  6.17         113,834    6,658  5.85         124,591    6,864  5.51
     Other investments                 8,955      568  6.34           9,536      710  7.44           7,255      641  8.87
     Tax-exempt investments:
      Obligations of states and
       political subdivisions (1)     85,471    6,097  7.13         100,859    6,763  6.71         132,040    8,412  6.37
  Loans held for sale                  7,983      676  8.47           5,908      396  6.70           2,575      193  7.50
  Federal funds sold and
     securities purchased under
     agreements to resell             26,188    1,417  5.41          39,763    2,264  5.69          37,666    1,706  4.53
  Interest-bearing deposits
     with banks                        1,393       68  4.87           1,076       67  6.20             124        8  6.65
                                   _________  _______  ____       _________  _______  ____       _________  _______  ____
 Total interest-earning assets(1)  1,468,525 $114,569  7.80%      1,454,310 $114,318  7.86%      1,435,182 $104,925  7.31%
 Allowance for loan losses           (11,440)                       (11,166)                       (10,502)
 Cash and due from banks              65,439                         57,138                         46,301
 Premises and equipment               31,728                         31,436                         24,545
 Other assets                         28,642                         29,508                         25,663
                                   _________                      _________                      _________
 Total assets                     $1,582,894                     $1,561,226                     $1,521,189

(1)  Interest income and yields are stated on a tax-equivalent basis using a 34 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued



                                             1996                          1995                          1994
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average             Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance    Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Liabilities and stockholders'
equity:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand                         $  376,259 $11,194   2.98%     $  355,819 $11,842   3.33%     $  250,520 $ 5,418   2.16%
   Savings                           241,250   6,134   2.54         231,633   6,638   2.87         294,715   6,878   2.33
   Time                              583,508  32,179   5.51         626,497  34,595   5.52         625,981  29,313   4.68
  Federal funds purchased and
    securities sold under
    agreements to repurchase          59,276   2,470   4.17          40,237   1,641   4.08          61,656   2,082   3.38
   Other short-term borrowings        17,294   1,015   5.87           6,536     371   5.67           4,860     264   5.42
   Long-term borrowings               33,094   2,339   7.07          37,264   2,621   7.03          26,500   1,817   6.86
                                   _________  ______   ____       _________  ______   ____       _________   ______  ____
 Total interest-bearing
  liabilities                      1,310,681 $55,331   4.22%      1,297,986 $57,708   4.45%      1,264,232 $45,772   3.62%

 Noninterest-bearing deposits        131,051                        128,770                        127,464
 Accrued expenses and other
  liabilities                         17,521                         14,896                         13,254
                                   _________                      _________                      _________
 Total liabilities                 1,459,253                      1,441,652                      1,404,950

 Minority interest                     4,471                          4,391                          4,290
 Common stockholders' equity         119,170                        115,183                        111,949
                                   _________                      _________                      _________
 Total liabilities and
  stockholders' equity            $1,582,894                     $1,561,226                     $1,521,189

 Net interest spread (1)                               3.58%                          3.41%                          3.69%
 Net interest income/margin (1)              $59,238   4.03%                $56,610   3.89%                $59,153   4.12%

(1)  Interest income and yields are stated on a tax-equivalent basis using a 34 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31, 1996:


                                                       1996 vs. 1995                    1995 vs. 1994
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (In thousands)                   (In thousands)
Interest Income:
 Loans (1,2)                                   $ (2,215)   (2,272)      57      $  5,865        769     5,096

 Investment securities held
  to maturity:
   Taxable investments:
    Securities of United States government
     agencies                                       792       680      112         1,472      1,452        20
    Mortgage-backed and related
     securities                                  (2,109)   (2,394)     285           691        392       299
    Other investments                               125       109       16            45        (45)       90
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                              (595)      110     (705)          611        450       161

 Investment securities available
  for sale:
   Taxable investments:
    United States Treasury securities              (162)     (328)     166          (248)      (658)      410
    Securities of United States government
     agencies                                      (333)      (96)    (237)        1,923      1,189       734
    Mortgage-backed and related securities        6,122     5,734      388          (206)      (614)      408
    Other investments                              (142)      (42)    (100)           69        180      (111)
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                              (666)   (1,078)     412        (1,649)    (2,072)      423

 Loans held for sale                                280       160      120           203        225       (22)

 Federal funds sold and securities purchased
  under agreements to resell                       (847)     (739)    (108)          558         99       459

 Interest-bearing deposits with banks                 1        17      (16)           59         60        (1)
                                                _______   _______  _______       _______    _______   _______

                                                    251      (139)     390         9,393      1,427     7,966
                                                _______   _______  _______       _______    _______   _______
Interest Expense:
 Interest-bearing deposits:
  Demand                                           (648)      655   (1,303)        6,424      2,815     3,609
  Savings                                          (504)      267     (771)         (240)    (1,634)    1,394
  Time                                           (2,416)   (2,371)     (45)        5,282         24     5,258

 Federal funds purchased and securities sold
  under agreements to repurchase                    829       793       36          (441)      (818)      377

 Other short-term borrowings                        644       631       13           107         95        12

 Long-term borrowings                              (282)     (295)      13           804        756        48
                                                _______   _______  _______       _______    _______   _______

                                                 (2,377)     (320)  (2,057)       11,936      1,238    10,698
                                                _______   _______  _______       _______    _______   _______

Net interest income (expense)                  $  2,628       181    2,447      $ (2,543)       189    (2,732)
                                                _______   _______  _______       _______    _______   _______

Note: The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)  Nonaccrual loans have been included in the analysis of volume and rate variances.

(2)  Computed on tax-equivalent basis using a 34 percent federal income tax rate and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1996. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.



                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (In thousands)
Interest-earning assets:
 Loans (1)(3)                                     $  315,296    29,402     62,254   406,952   412,631   119,698    939,281
Investment securities:
 Available for sale:
    Taxable investments (3)                           87,331    39,383     63,539   190,253   154,536    22,355    367,144
    Tax-exempt investments                             4,018     9,985      9,721    23,724    46,101    24,130     93,955
 Held to maturity:
    Taxable investments                                1,869    10,237      2,147    14,253     6,264        55     20,572
    Tax-exempt investments                             3,475     4,512      8,779    16,766    27,722     7,695     52,183
                                                    ________    ______     ______   _______   _______   _______    _______
      Total investment securities                     96,693    64,117     84,186   244,996   234,623    54,235    533,854
 Loans held for sale                                   5,870       ---        ---     5,870       ---       ---      5,870
 Federal funds sold and securities purchased under
  agreements to resell                                15,200        --         --    15,200        --        --     15,200
 Interest-bearing deposits with banks                    732        --         --       732        --        --        732
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-earning assets                     $  433,791    93,519    146,440   673,750   647,254   173,933  1,494,937
                                                   _________ _________  _________ _________  ________   _______  _________

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand and savings deposits (2)                 $  627,069        --         --   627,069        --        --    627,069
  Time deposits                                      101,789   108,264    125,477   335,530   237,008       166    572,704
 Federal funds purchased and securities sold under
  agreements to repurchase                            66,826        --         --    66,826        --        --     66,826
  Other short-term borrowings                          6,500     2,500     25,150    34,150        --        --     34,150
  Long-term borrowings                                    --        --      1,464     1,464    28,622     4,774     34,860
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-bearing liabilities                $  802,184   110,764    152,091 1,065,039   265,630     4,940  1,335,609
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP                          $ (368,393)  (17,245)    (5,651) (391,289)  381,624   168,993    159,328
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP ratio                         .54:1     .84:1      .96:1     .63:1    2.44:1   35.21:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

Cumulative interest sensitivity GAP               $ (368,393) (385,638)  (391,289) (391,289)   (9,665)  159,328    159,328
                                                   _________ _________  _________ _________  ________   _______  _________
Cumulative interest sensitivity GAP ratio              .54:1     .58:1      .63:1     .63:1     .99:1    1.12:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

(3)  Assumed repayments on mortgage-related loans and investments are based upon projected prepayment speeds which are determined by considering Wall Street estimates.

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                                         December 31,
                                               ______________________________

                                                   1996      1995      1994
                                                   ____      ____      ____
                                                        (In thousands)

Investment securities available for sale
 (market value):

 Taxable investments:
  United States Treasury securities               $ 41,351   27,775   50,641
  Securities of United States government agencies   98,153   72,822   66,037
  Mortgage-backed and related securities           219,447  191,028  104,121
  Other investments                                  8,193    9,071   10,812

 Tax-exempt investments:
  Obligations of states and political subdivisions  93,955   95,674  117,598
                                                   _______  _______  _______

                                                   461,099  396,370  349,209
                                                   _______  _______  _______

Investment securities held to maturity
  (amortized cost):

 Taxable investments:
  Securities of United States government agencies   15,065   48,595    9,444
  Mortgage-backed and related securities             3,041    3,653   35,282
  Other investments                                  2,466    6,145    3,087

 Tax-exempt investments:
  Obligations of states and political subdivisions  52,183   49,689   46,671
                                                   _______  _______  _______

                                                    72,755  108,082   94,484
                                                   _______  _______  _______

               Total investment securities        $533,854  504,452  443,693
                                                   _______  _______  _______

     17

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1996:


                                          Investments by Maturity and Yields at December 31, 1996
                               ____________________________________________________________________________

                                                      After One            After Five
                                    Within           but through          but through            After
                                   One Year           Five Years           Ten Years           Ten Years

                               _______________     _______________      _______________     _______________
                               Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield
                               ______    _____     ______    _____      ______    _____     ______    _____
                                                              (Dollars in thousands)
Investment securities
  available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 15,489    5.65%   $ 25,862    5.91%   $    --      --%    $    --      --%
  Securities of United States
   government agencies         28,285    5.66      51,368    6.08     18,500    6.48          --      --
  Mortgage-backed and
   related securities          64,409    6.17     101,973    6.28     47,467    6.52       5,598    6.44
  Other investments             5,901    6.56       2,292    6.02         --      --          --      --

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      16,226    4.27      48,201    5.01      7,749    5.11      21,779    5.55
                              _______    ____     _______    ____     ______    ____      ______    ____

                              130,310    5.78     229,696    5.93     73,716    6.36      27,377    5.73
                              _______    ____     _______    ____     ______    ____      ______    ____

Investment securities held
  to maturity:

 Taxable investments:
  Securities of United States
   government agencies          4,926    5.51          --      --     10,139    6.13          --      --
  Mortgage-backed and
   related securities             783    7.33       1,338    7.33        920    7.36          --      --
  Other investments             1,260    6.34       1,152    5.80         54    7.87          --      --

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      15,275    4.29      26,116    4.58      4,194    5.30       6,598    5.88
                              _______    ____     _______    ____     ______    ____      ______    ____

                               22,244    4.79      28,606    4.76     15,307    5.98       6,598    5.88
                              _______    ____     _______    ____     ______    ____      ______    ____
Total investment securities  $152,554    5.63%   $258,302    5.80%   $89,023    6.29%    $33,975    5.76%
                              _______    ____     _______    ____     ______    ____      ______    ____



NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The weighted average yields for tax-exempt obligations have been adjusted to a fully-taxable basis, assuming a 34 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1996, the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.
     18

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:


                                                                          December 31
                                                      ____________________________________________________
                                                        1996       1995       1994       1993       1992
                                                        ____       ____       ____       ____       ____
                                                                         (In thousands)
1. Real estate loans:
   a. Commercial construction and land development    $ 42,693     38,123     26,549     24,189     25,180
   b. Secured by 1-4 family residential property       338,010    319,430    389,713    349,810    324,124
   c. Other                                            150,395    163,739    143,960    129,574    101,418
2. Loans to financial institutions (primarily bankers'
   acceptances)                                             --         --         --         --        393
3. Loans to farmers                                     69,660     68,543     71,853     66,574     62,471
4. Commercial and industrial loans                     132,395    119,368    115,280     90,521     75,062
5. Loans to individuals for personal expenditures,
   net of unearned income                              207,193    199,489    221,627    214,401    163,876
6. All other loans                                       1,598      1,501      1,232        812        930
                                                       _______    _______    _______    _______    _______

                                                      $941,944    910,193    970,214    875,881    753,454
                                                       _______    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1996 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):



                                                     Loans by Maturity at December 31, 1996
                                                    ________________________________________
                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (In thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 32,941     7,789       1,963    42,693
   b. Other                                           41,290    56,629      52,476   150,395
2. Loans to financial institutions                        --        --          --        --
3. Loans to farmers                                   44,606    21,645       3,409    69,660
4. Commercial and industrial loans                    83,338    38,981      10,076   132,395
5. All other loans                                       813       601         184     1,598
                                                     _______   _______      ______   _______

                                                    $202,988   125,645      68,108   396,741
                                                     _______   _______      ______   _______



          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $ 55,316
                                              _______

          Floating interest rates            $138,437
                                              _______
     20

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

                           1996      1995      1994      1993      1992
                           ____      ____      ____      ____      ____
                                          (In thousands)
Nonaccrual                $2,663     2,639     3,784     1,605     1,884

Restructured                 568       178       298       323       448

Past due 90 days or more   2,936     2,802       940     2,085     2,261
                           _____     _____     _____     _____     _____

   Nonperforming loans    $6,167     5,619     5,022     4,013     4,593
                           _____     _____     _____     _____     _____

          Interest income recorded during 1996 on nonaccrual and restructured loans amounted to $174,000. The amount of interest income which would have been recorded during 1996, if nonaccrual and restructured loans had been current in accordance with the original terms, was $363,000.

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

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present serious concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This serious concern may eventually result in certain of these loans being classified in one of the above-scheduled categories. At December 31, 1996, these loans amounted to approximately $1 million.

           As of December 31, 1996, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $488,000 and $869,000 at December 31, 1996, and 1995, respectively.
     21

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31, for each of the past five years:


                                                                       Year Ended December 31
                                                           _______________________________________________
                                                            1996      1995      1994      1993      1992
                                                            ____      ____      ____      ____      ____
                                                                           (In thousands)
Total loans at the end of the year                        $941,944   910,193   970,214   875,881   753,454
Average loans outstanding                                  919,578   945,724   936,370   802,088   736,646
                                                           _______   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                   $ 11,070    10,913     9,818     9,006     8,548
                                                           _______   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                            479        41        83       109       276
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             365        36        31        68        45
  Commercial and industrial loans                              594       340       337        54       252
  Loans to individuals for personal expenditures             2,623     2,960     1,943     1,230     1,304
  All other loans                                               --        --        48        70        67
                                                           _______   _______   _______   _______   _______

    Total charge-offs                                        4,061     3,377     2,442     1,531     1,944
                                                           _______   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                             68        66       101       101        32
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             138        50       146        81       179
  Commercial and industrial loans                               95       400       334       248       125
  Loans to individuals for personal expenditures             1,118     1,153       947       641       635
  All other loans                                               --        --        21        20        20
                                                           _______   _______   _______   _______   _______
    Total recoveries                                         1,419     1,669     1,549     1,091       991
                                                           _______   _______   _______   _______   _______
Net loans charged-off during year                            2,642     1,708       893       440       953
                                                           _______   _______   _______   _______   _______
Additions to allowance charged to operating expense          2,900     1,865     1,988     1,252     1,411
                                                           _______   _______   _______   _______   _______
Allowance for loan losses - end of the year               $ 11,328    11,070    10,913     9,818     9,006
                                                           _______   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.20%     1.22      1.12      1.12      1.20
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .29%      .18       .10       .05       .13
                                                               ___       ___       ___       ___       ___


NOTE: The provision for loan losses charged to operating expenses is based upon management's evaluation of the loan portfolio, past loan loss experience and the level of the allowance for loan losses necessary to support management's evaluation of potential losses in the loan portfolio. Management's evaluation of the allowance for loan losses is based upon several factors including economic conditions, historical loss and collection experience, risk characteristics of the loan portfolio, underlying collateral values, industry risk and credit concentrations.
     22

          In the following summary, the Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:


                                                                   Year Ended December 31
                                 __________________________________________________________________________________________
                                        1996              1995              1994              1993             1992

                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for   of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                 (Dollars in thousands)
Real estate loans                  $ 2,200    56.4%  $ 2,400   57.3%   $2,600    57.7%   $2,400   57.5%    $2,200    59.8%
Loans to financial institutions         --      --        --     --        --      --        --     --         --      .1
Loans to farmers                     1,000     7.4     1,300    7.5     1,400     7.4     1,600    7.6      1,200     8.3
Commercial and industrial loans      3,200    14.0     2,900   13.1     2,800    11.9     2,700   10.3      2,700    10.0
Loans to individuals for personal
  expenditures                       4,928    22.0     4,470   21.9     4,113    22.8     3,118   24.5      2,906    21.3
All other loans                         --      .2        --     .2        --      .2        --     .1         --      .5
                                    ______   _____    ______  _____     _____   _____     _____  _____      _____   _____
                                   $11,328   100.0%  $11,070  100.0%  $10,913   100.0%   $9,818  100.0%    $9,006   100.0%
                                    ______   _____    ______  _____     _____   _____     _____  _____      _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31
                                    __________________________________________

                                    1996             1995             1994
                                ____________     ____________     ____________
                                Amount  Rate     Amount  Rate     Amount  Rate
                                ______  ____     ______  ____     ______  ____
                                             (Dollars in thousands)
Noninterest-bearing deposits $  131,051   --% $  128,770   --% $  127,464   --%
Interest-bearing deposits:
   Demand                       376,259 2.98     355,819 3.33     250,520 2.16
   Savings                      241,250 2.54     231,633 2.87     294,715 2.33
   Time                         583,508 5.51     626,497 5.52     625,981 4.68
                              _________ ____   _________ ____   _________ ____

                             $1,332,068       $1,342,719       $1,298,680
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1996:

                                               Large Time Deposits
                                                  by Maturity at
          Maturity Remaining                    December 31, 1996
          __________________                   ___________________
                                                  (In thousands)

          Less than 3 months                          $23,750
          Over 3 through 6 months                      20,927
          Over 6 through 12 months                     12,259
          Over 12 months                               25,075
                                                       ______

                                                      $82,011
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31,
                                                     ________________________
                                                      1996     1995     1994
                                                      ____     ____     ____
Return on average total assets:
  Net income before deduction of minority interest     .92%     .71%     .70%

Return on average equity                             11.76     9.04     9.03

Common dividend payout ratio                         26.86    33.58    34.65

Average equity to average assets                      7.53     7.38     7.36

Equity to assets ratio                                7.41     7.47     7.28

Tier 1 leverage capital ratio                         7.62     7.45     7.23

Primary capital ratio                                 8.33     8.40     8.18
                                                      ____     ____     ____

     24

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1996        1995        1994
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31            $66,826      41,107       70,704
Weighted average interest rate at
  December 31                                   3.74%       4.14         4.73
Maximum amount outstanding at any
  quarter-end                                $73,359      41,107       70,704
Average amount outstanding during
  the year                                   $59,276      40,237       61,656
Weighted average interest rate during
  the year                                      4.17%       4.08         3.38
                                                ____        ____         ____

          Information relative to other short-term borrowings, which consist primarily of Federal Home Loan Bank borrowings, follows:

                                               1996       1995        1994
                                               ____       ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31             $34,150     2,500      12,000
Weighted average interest rate at
  December 31                                   5.97%      4.68        5.40
Maximum amount outstanding at any
  quarter-end                                 $34,150     7,000      12,000
Average amount outstanding during
  the year                                    $17,294     6,536       4,860
Weighted average interest rate during
  the year                                      5.87%       5.67       5.42
                                                ____        ____       ____

     25

Item 2.   Properties.

At December 31, 1996, the affiliated banks and subsidiaries had 45 service locations with approximately 305,000 square feet, all located in Iowa. Of these locations, 30 were owned by the Company - approximately 222,000 square feet; 3 were owned buildings on leased land - approximately 30,000 square feet and 12 were operated under lease contracts with unaffiliated parties - approximately 53,000 square feet.

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

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

The information appearing on pages 23 and 30 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were approximately 1,546 holders of record of the Parent Company's $5 common stock as of March 10, 1997. The closing bid price of the Parent Company's common stock was $27.75 on March 10, 1997.

The Parent Company increased dividends to common shareholders in 1996 to $.454 per share, a 11.0 percent increase over $.409 for 1995. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1997, the Board of Directors declared a dividend of $.13 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.

Item 6.  Selected Financial Data.

The information appearing on page 11 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information appearing on pages 3 through 9 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.
     26

Item 8.  Financial Statements and Supplementary Data.

The information appearing on pages 12 through 29 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Within the twenty-four months prior to the date of the most recent financial statements, there has been no change of accountants of the Company.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1996, is incorporated herein by reference. See also
Item 1(E) of this Form 10-K captioned "Executive Officers of the
Registrant."

Item 11.  Executive Compensation.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1996, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1996, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1996, is incorporated herein by reference.

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          The following exhibits and financial statement schedules are filed as part of this report:

          (a)     1.  Financial Statements: See the financial statements on
                      pages 12 through 29 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated by reference herein.

                  2. Financial Statement Schedules: See Exhibits 11 and 12, for computation of earnings per share and ratios.
     27

                  3.  Exhibits (not covered by independent auditors' report).

                      Exhibit 3

                      The Articles of Incorporation, as amended, and Bylaws, as amended, of Brenton Banks, Inc. These Articles of Incorporation and Bylaws are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993.

                      Exhibit 10.1

                     Summary of the Company's Bonus Plans under which some of the executive officers of the Company and certain other personnel of the subsidiaries are eligible to receive a bonus each year.

                     Exhibit 10.2

                     1996 Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 550,000 shares of the Company's $5 par value common stock. This 1996 Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1996.

                     Exhibit 10.3

                     Directors' Incentive Plan. This Directors' Incentive Plan is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended
                     September 30, 1995.

                     Exhibit 10.4

                     Employment Agreement, dated July 6, 1989, between William H. Brenton and Brenton Banks, Inc.
                     This Employment Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.5

                     Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options
                     to purchase an aggregate of 330,000 shares of the Company's $5 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1992.
     28

                     Exhibit 10.6

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1994, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.7

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1993, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993.

                     Exhibit 10.8

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1995, under which certain of the Company's senior officers and bank presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                     Exhibit 10.9

                     Standard Agreement for Advances, Pledge and Security Agreement between Brenton Banks and the Federal Home Loan Bank of Des Moines. This Standard Agreement for Advances, Pledge and Security Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993.

                     Exhibit 10.10

                     Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1996, setting forth the terms of the Parent Company's
                     $2,000,000 short-term debt agreement.

                     Exhibit 10.11

                     Data Processing Agreement dated December 1, 1991 by and between ALLTEL Financial Information
                     Services, Inc., (formerly Systematics, Inc.)
                     and Brenton Bank (formerly Brenton
                     Information Systems, Inc.).
     29

                     Exhibit 10.12

                     Correspondent Services Agreement dated
                     November 13, 1996 between Brenton Bank and the Federal Home Loan Bank of Des Moines.

                     Exhibit 10.13

                     Adoption Agreement #003 - Nonstandardized Code
                     Section 401(k) Profit Sharing Plan, effective November 14, 1996.

                     Exhibit 10.14

                     Indenture Agreement with respect to Capital
                     Notes dated April 12, 1993.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993.

                     Exhibit 10.15

                     Indenture Agreement with respect to Capital
                     Notes dated April 14, 1992.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1992.

                     Exhibit 10.16

                     Indenture Agreement with respect to Capital
                     Notes dated March 27, 1991.

                     Exhibit 10.17

                     Indenture Agreement with respect to Capital
                     Notes dated August 5, 1991.

                     Exhibit 10.18

                     Indenture Agreement with respect to Capital
                     Notes dated April 8, 1994.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.19

                     Indenture Agreement with respect to Capital
                     Notes dated April 10, 1995.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                     Exhibit 10.20

                     Indenture Agreement with respect to Capital
                     Notes dated April 10, 1996.
     30

                     Exhibit 10.21

                     Split Dollar Insurance Agreement between the
                     Company, William H. Brenton Crummy Trust and
                     William H. Brenton Crummy Trust II, dated November 23, 1994. This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.22

                     Split Dollar Insurance Agreement between the
                     Company and Brenton Life Insurance Trust for the benefit of C. Robert Brenton, dated August 12, 1994. This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.23

                     Split Dollar Insurance Agreement between the
                     Company and Brenton Life Insurance Trust for the benefit of Junius C. Brenton, dated
                     January 12, 1997.

                     Exhibit 10.24

                     Agreement between Robert L. DeMeulenaere and the Company regarding the change in control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.25

                     Agreement between Larry A. Mindrup and the
                     Company regarding the change in control
                     arrangements, dated December 31, 1994.  This
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.26

                     Agreement between Norman D. Schuneman and the
                     Company regarding the change in control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                     Exhibit 10.27

                     Twelfth Amendment to Data Processing Agreement
                     dated July 1, 1995, by and between ALLTEL Financial Information Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Banks Services Corp. (formerly Brenton Information Systems, Inc.). This Twelfth Amendment to Data Processing Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1995.
     31

                     Exhibit 10.28

                     Thirteenth Amendment to Data Processing
                     Agreement dated December 1, 1995, by and between ALLTEL Financial Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton
                     Banks Services Corp.). This Thirteenth Amendment to Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                      Exhibit 11

                      Statement of computation of earnings per share.

                      Exhibit 12

                      Statement of computation of ratios.

                      Exhibit 13

                      The Appendix to the Proxy Statement for Brenton Banks, Inc., for the 1996 calendar year.

                      Exhibit 21

                      Subsidiaries.

                      Exhibit 23

                      Consent of KPMG Peat Marwick LLP to the incorporation of their report dated February 7, 1997, relating to certain consolidated financial statements of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

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

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1996.
     32

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ C. Robert Brenton
Chairman of the Board of Directors
C. ROBERT BRENTON

Date:  March 13, 1997




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By  /s/ C. Robert Brenton
Chairman of the Board and Director
C. ROBERT BRENTON
Principal Executive Officer

Date:  March 13, 1997




By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 13, 1997
     33

By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer
Chief Accounting Officer

Date:  March 13, 1997




BOARD OF DIRECTORS


By  /s/ William H. Brenton
WILLIAM H. BRENTON

Date:  March 13, 1997


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 13, 1997


By  /s/ R. Dean Duben
R. DEAN DUBEN

Date:  March 13, 1997


By  /s/ Hubert G. Ferguson
HUBERT G. FERGUSON

Date:  March 13, 1997


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 13, 1997
     34

EXHIBIT INDEX

Exhibits                                                               Page

          Exhibit 3

          The Articles of Incorporation, as amended, and Bylaws,
          as amended, of Brenton Banks, Inc.  These Articles of
          Incorporation and Bylaws are incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year
          ended December 31, 1993.  . . . . . . . . . . . . . . . . .   40

          Exhibit 10.1

          Summary of the Company's Bonus Plans under which some
          of the executive officers of the Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year. . . . . . . . . . . . . . . .   41

          Exhibit 10.2

          1996 Stock Option Plan, Administrative Rules and
          Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate
          of 550,000 shares of the Company's $5 par value common
          stock.  This 1996 Stock Option Plan, Administrative
          Rules and Agreement is incorporated by reference from
          Form 10-Q of Brenton Banks, Inc. for the quarter ended
          September 30, 1996. . . . . . . . . . . . . . . . . . . .  43

          Exhibit 10.3

          Directors' Incentive Plan.  This Directors' Incentive
          Plan is incorporated by reference from Form 10-Q of
          Brenton Banks, Inc. for the quarter ended September 30,
          1995.. . . . . . . . . . . . . . . . . . . . . . . . . .   44

          Exhibit 10.4

          Employment Agreement, dated July 6, 1989, between William
          H. Brenton and Brenton Banks, Inc.  This Employment
          Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31,
          1994.. . . . . . . . . . . . . . . . . . . . . . . . . .   45

          Exhibit 10.5

          Non-Qualified Stock Option Plan, Administrative Rules
          and Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate of
          330,000 shares of the Company's $5 par value common
          stock.  This Non-Qualified Stock Option Plan,
          Administrative Rules and Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1992. . . . . . . . . . . . . . .   46
     35

          Exhibit 10.6

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and
          Company performance. This Long-Term Stock Compensation
          Plan, Agreements and related documents are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.. . . . . . . . . . . .    47

          Exhibit 10.7

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1993, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and
          Company performance. This Long-Term Stock Compensation
          Plan, Agreements and related documents are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1993. . . . . . . . . . . ..    48

          Exhibit 10.8

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1995, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton
          Banks, Inc.   This Long-Term Stock Compensation Plan,
          Agreements and related documents are incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1995.. . . . . . . . . . . . . . .  49

          Exhibit 10.9

          Standard Agreement for Advances, Pledge and Security
          Agreement between Brenton Banks and the Federal Home Loan
          Bank of Des Moines. This Standard Agreement for Advances, Pledge and Security Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1993.. . . . . . . . . . . . . . . . . . . .   50

          Exhibit 10.10

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1996, setting forth
          the terms of the Parent Company's $2,000,000 short-term
          debt agreement. . . . . . . . . . . . . . . . . . . . ..    51

          Exhibit 10.11

          Data Processing Agreement dated December 1, 1991 by and
          between ALLTEL Financial Information Services, Inc.,
          (formerly Systematics, Inc.) and Brenton Bank (formerly
          Brenton Insurance Systems, Inc.). . . . . . . . . . . . .   55

          Exhibit 10.12

          Correspondent Services Agreement dated November 13, 1996 between Brenton Bank and the Federal Home Loan Bank of
          Des Moines. . . . . . . . . . . . . . . . . . . . . . . .  124
     36

          Exhibit 10.13

          Adoption Agreement #003 - Nonstandardized Code Section
          401(k) Profit Sharing Plan, effective November 14, 1996.  .142

          Exhibit 10.14

          Indenture Agreement with respect to Capital Notes dated
          April 12, 1993. This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993. . . . . . . . . . . . . . .  183

          Exhibit 10.15

          Indenture Agreement with respect to Capital Notes dated
          April 14, 1992.  This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1992.  . . . . . . . . . . . . . . 184

          Exhibit 10.16

          Indenture Agreement with respect to Capital Notes dated
          March 27, 1991. . . . . . . . . . . . . . . . . . . . .  ..185

          Exhibit 10.17

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991. . . . . . . . . . . . . . . . . . .  204

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1994.. . . ..  219

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1995. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1995.. . . .   220

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1996.. . . . . . . . . . . . . . . . . .   221

          Exhibit 10.21

          Split Dollar Insurance Agreement between the Company,
          William H. Brenton Crummy Trust and William H. Brenton
          Crummy Trust II, dated November 23, 1994.  This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1994.. . . . . . . . . . . . . . . . . . . .  223
     37

          Exhibit 10.22

          Split Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of C.
          Robert Brenton, dated August 12, 1994. This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1994. . . . . . . . . . . . . . . . . . . .    224

          Exhibit 10.23

          Split Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          Junius C. Brenton, dated January 12, 1997.. . . . . . . .   225

          Exhibit 10.24

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangements,
          dated December 31, 1994.  This Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.  . . . . . . . . . . . .  237

          Exhibit 10.25

          Agreement between Larry A. Mindrup and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  This Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1994. . . . . . . . . . . . . . .   238

          Exhibit 10.26

          Agreement between Norman D. Schuneman and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  This Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1995. . . . . . . . . . . . . . .   239

          Exhibit 10.27

          Twelfth Amendment to Data Processing Agreement dated
          July 1, 1995, by and between ALLTEL Financial Information Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Banks Services Corp. (formerly Brenton Information Systems, Inc.). This Twelfth Amendment to Data Processing Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1995. . . . . . . . . . . .  240

          Exhibit 10.28

          Thirteenth Amendment to Data Processing Agreement dated
          December 1, 1995, by and between ALLTEL Financial
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Banks Services Corp.).  This Thirteeneth Amendment
          to Data Processing Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1995. . . . . . . . . . . . . . . . . . . . .. 241
    38

          Exhibit 11

          Statement of computation of earnings per share. . . . . . .   242

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . . .   244

          Exhibit 13

          The Appendix to the Proxy Statement for Brenton Banks,
          Inc. for the 1996 calendar year. . . . . . . . . . . . . .    248

          Exhibit 21

          Subsidiaries. . . . . . . . . . . . . . . . . . . . .  .  .   286

          Exhibit 23

          Consent of KPMG Peat Marwick LLP to the incorporation
          of their report dated February 7, 1997, relating to
          certain consolidated financial statements of Brenton
          Banks, Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  . . . . . . . . . . . . . . . . . .   288

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  . . . . . . . . . . . . . . . . . . . . . .   290
     39