Form 10-Q
period 1997-03-31
BRENTON BANKS INC
filed 1997-05-14
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

                               or

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

Suite 200, Capital Square, 400 Locust, Des Moines, Iowa     50309
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 1, 1997.

       7,979,741 shares of Common Stock, $5.00 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                 March 31,   December 31,
                                                                                     1997           1996
                                                                             ______________  ____________
Assets:

Cash and due from banks                                                   $   66,298,696      76,900,524
Interest-bearing deposits with banks                                             859,530         731,554
Federal funds sold and securities purchased
  under agreements to resell                                                  17,100,000      15,200,000
Investment securities:
  Available for sale                                                         442,772,866     461,099,272
  Held to maturity (approximate market value of
  $74,339,000 and $73,316,000 at March 31, 1997,
  and December 31, 1996, respectively)                                        73,875,533      72,754,985
                                                                           _____________   _____________
Investment securities                                                        516,648,399     533,854,257
                                                                           _____________   _____________
Loans held for sale                                                            5,213,992       5,870,298
Loans                                                                        963,654,467     941,943,513
  Allowance for loan losses                                                  (11,963,805)    (11,328,359)
                                                                           _____________   _____________
Loans, net                                                                   951,690,662     930,615,154
                                                                           _____________   _____________
Premises and equipment                                                        30,251,163      30,379,446
Accrued interest receivable                                                   14,285,389      14,417,786
Other assets                                                                  25,700,505      24,126,063
                                                                           _____________   _____________
Total assets                                                              $1,628,048,336   1,632,095,082
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  137,121,226     153,284,094
  Interest-bearing:
    Demand                                                                    92,453,545      99,277,477
    Savings                                                                  541,505,740     527,791,360
    Time                                                                     571,121,851     572,704,180
                                                                           _____________   _____________
Total deposits                                                             1,342,202,362   1,353,057,111
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                              75,361,600      66,826,120
Other short-term borrowings                                                   34,150,000      34,150,000
Accrued expenses and other liabilities                                        17,571,318      16,633,068
Long-term borrowings                                                          31,827,000      34,860,024
                                                                           _____________   _____________
Total liabilities                                                          1,501,112,280   1,505,526,323
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,656,316       4,614,530
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                        ----            ----

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    8,007,741 and 8,085,684 shares issued and outstanding
    at March 31, 1995 and December 31, 1996, respectively                     40,038,705      40,428,420
  Capital surplus                                                                   ----            ----
  Retained earnings                                                           81,651,182      80,448,768
  Unrealized gains on securities available for sale                              589,853       1,077,041
                                                                           _____________   _____________
Total common stockholders' equity                                            122,279,740     121,954,229
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,628,048,336   1,632,095,082
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)
                                                                        Three Months Ended
                                                                            March 31,
                                                                            1997            1996
                                                                         ______________  ____________
Interest Income
  Interest and fees on loans                                             $20,441,367    19,563,503
  Interest and dividends on investments:
    Available for sale - taxable                                           5,648,122     4,538,527
    Available for sale - tax-exempt                                        1,163,010     1,067,874
    Held to maturity - taxable                                               314,181       987,597
    Held to maturity - tax-exempt                                            619,760       799,277
                                                                          __________    __________
Total interest and dividends on investments                                7,745,073     7,393,275
                                                                          __________    __________
  Interest on federal funds sold and securities
    purchased under agreements to resell                                     277,144       400,896
  Other interest income                                                        9,338        12,764
                                                                          __________    __________
Total interest income                                                     28,472,922    27,370,438
                                                                          __________    __________
Interest Expense
  Interest on deposits                                                    12,078,873    12,552,495
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                      710,599       418,916
  Interest on other short-term borrowings                                    527,244        65,882
  Interest on long-term borrowings                                           538,575       664,183
                                                                          __________    __________
Total interest expense                                                    13,855,291    13,701,476
                                                                          __________    __________
Net interest income                                                       14,617,631    13,668,962
Provision for loan losses                                                    900,000       700,000
                                                                          __________    __________
Net interest income after provision for loan losses                       13,717,631    12,968,962
                                                                          __________    __________
Noninterest Income
  Service charges on deposit accounts                                      1,710,458     1,591,661
  Investment brokerage commissions                                         1,015,603     1,019,276
  Insurance commissions and fees                                             959,549       710,375
  Fiduciary income                                                           809,137       611,889
  Mortgage banking income                                                    550,272       521,207
  Other service charges, collection and exchange
    charges, commissions and fees                                            738,874       654,552
  Net gains (losses) from securities available for sale                      250,665       174,525
  Other operating income                                                     415,103       268,223
                                                                          __________    __________
Total noninterest income                                                   6,449,661     5,551,708
                                                                          __________    __________
Noninterest Expense
  Salaries and wages                                                       6,282,594     5,990,127
  Employee benefits                                                        1,294,553     1,163,490
  Occupancy expense of premises, net                                       1,466,058     1,357,434
  Furniture and equipment expense                                            968,768       945,430
  Data processing expense                                                    723,907       633,875
  FDIC deposit insurance assessment                                           71,287       118,727
  Advertising and promotion                                                  344,979       450,951
  Supplies                                                                   273,788       426,347
  Other operating expense                                                  2,610,240     2,268,658
                                                                          __________    __________
Total noninterest expense                                                 14,036,174    13,355,039
                                                                          __________    __________
Income before income taxes and minority interest                           6,131,118     5,165,631
Income taxes                                                               1,753,721     1,445,697
                                                                          __________    __________
Income before minority interest                                            4,377,397     3,719,934
Minority interest                                                            176,041       139,687
                                                                          __________    __________
Net income                                                               $ 4,201,356     3,580,247
                                                                          ==========    ==========
Per common and common equivalent share before the
  10% common stock dividend::
  Net income                                                             $       .51           .42
  Cash dividends                                                                 .13          .109

Per common and common equivalent share after the
  10% common stock dividend:
  Net income                                                             $       .46           .38
  Cash dividends                                                                .118          .099

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                 For the three months ended March 31,
                                                                        1997            1996
                                                                 _______________  _______________
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,201,356          3,580,247
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .       900,000            700,000
          Depreciation and amortization  . . . . . . . . . . . .     1,152,131          1,117,312
          Net gains from securities available
            for sale . . . . . . . . . . . . . . . . . . . . . .      (250,665)          (174,525)
          Net decrease in loans held for sale  . . . . . . . . .       656,306          1,967,560
          Net (increase) decrease in accrued interest
            receivable and other assets                             (1,252,928)            48,506
          Increase in accrued expenses, other
               liabilities and minority interest . . . . . . . .       996,675          1,209,237
                                                                    __________        ___________
Net cash provided by operating activities                            6,402,875          8,448,337
                                                                    __________        ___________


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .   (57,744,171)       (87,268,503)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .    43,153,910         49,165,561
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,361,209         22,930,374
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (5,310,740)       (25,680,748)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .     4,190,192         27,965,403
  Net (increase) decrease in loans . . . . . . . . . . . . . . .   (21,975,508)         5,197,841
  Purchases of premises and equipment . . . . . . . . . . .           (885,368)          (566,722)
  Proceeds from sale of premises and equipment  . . . . . .            (25,300)              ----
                                                                   ___________         __________
Net cash used by investing activities  . . . . . . . . . . . . .    (6,235,776)        (8,256,794)
                                                                   ___________         __________


Financing Activities:
  Net decrease in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . .      (9,272,420)       (11,444,577)
  Net decrease in time deposits  . . . . . . . . . . . . . . . .    (1,582,329)       (16,913,889)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .     8,535,480          7,214,061
  Net increase (decrease) in other short-term borrowings . . . .    (3,000,000)         3,500,000
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .        66,000             20,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .       (99,024)        (1,511,780)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .    (1,050,544)          (917,550)
  Proceeds from issuance of common stock under
     the employee stock purchase plan . . . . . . . . . . . . . .      188,631               ----
  Proceeds from issuance of common stock under
     the stock option plan                                             131,832             21,439
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                             457,561            334,835
  Payment for shares acquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .    (3,116,138)        (2,543,556)
                                                                    __________        ___________
Net cash used by financing activities                               (8,740,951)       (22,241,017)
                                                                    __________        ___________

Net decrease in cash and cash equivalents                           (8,573,852)       (22,049,474)
Cash and cash equivalents at the beginning of the year . . . . .    92,832,078        109,024,150
                                                                    __________        ___________
Cash and cash equivalents at the end of the period                 $84,258,226         86,974,676
                                                                    ==========        ===========

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $ 13,632,710           13,560,497
Income taxes paid during the period  . . . . . . . . . . . . . .          ----                 ----
                                                                   ===========           ==========

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

2.   Additional Footnote Information

          In reviewing these financial statements, reference should be made to the 1996 Appendix to the Proxy Statement for more detailed footnote information.

3.   Statements of Cash Flows

          In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.   Changes in Accounting Policies

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997 and will be effective for the Company for periods ending after December 15, 1997 and may not be adopted prior to such date. This statement establishes standards for computing and presenting earnings per share. The Company expects to adopt SFAS No. 128 when required, and management anticipates adoption of this statement will not have a material effect on earnings per share disclosures.

5.   Income Taxes

          Federal income tax expense for the three months ended
March 31, 1997 and 1996, was computed using the consolidated effective federal income tax rates.

          For the first three months of 1997 and 1996, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 2


6.   Common Stock Transactions

          On May 6, 1997, the Board of Directors declared a ten percent common stock dividend for stockholders of record on May 15, 1997. The stock certificates will be issued on May 28, 1997. Fractional shares resulting from this stock dividend will be paid in cash.

          During the first three months of 1997, options on 10,950 shares of common stock were exercised under the Company's 1987 stock option plan. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $131,832 to the equity of the Company.

          In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first three months of 1997 and 1996 was $300,000 and $287,040, respectively.

          The Company issued 16,589 and 14,718 shares of common stock under the long-term stock compensation plan for 1997 and 1996, respectively, adding $457,561 and $334,834, respectively, to the equity of the Company.

          As part of the Company's on-going stock repurchase plan, in January 1997, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock for 1997. Through March 31, 1997, 112,300 shares had been repurchased at a cost of $3,116,138.

          The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 6,818 shares of common stock under this plan during the first three months of 1997. This transaction added $188,631 to the equity of the Company.


7.   Income Per Share

          Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1997 and 1996 was 8,223,867 and 8,476,131, respectively, which included common stock equivalent shares related to the long-term stock compensation plan and the 1996 stock option plan.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Capital Resources

     Net income for the first quarter of 1997 was $4,201,356, up
17.3 percent from $3,580,247 one year ago. The Company's annualized return on average assets (ROA) was 1.09 percent, compared to .95 percent for the same period in 1996; the annualized return on average equity (ROE) was 13.75 percent, compared to 12.08 percent one year ago.

     Common stockholders' equity totaled $122,279,740 as of March 31, 1997, a .3 percent increase from December 31, 1996. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at March 31, 1997, was
11.49 percent and the total risk-based capital ratio was 12.60 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.70 percent at March 31, 1997, exceeding the regulatory minimum requirement for well-capitalized institutions of
5.0 percent.

     As part of the Company's ongoing stock repurchase plan, 112,300 shares have been repurchased during the first quarter of 1997 at a cost of $3,116,138. The Board of Directors has approved the repurchase of $10 million of Company stock during 1997. Since the inception of the plan in 1994, the Company has repurchased 762,933 shares at a total cost of $17,045,530.

     On May 6, 1997, the Board of Directors declared a 10 percent common stock dividend. As a result of this action, each shareholder will receive an additional share of Brenton Banks, Inc. common stock for every 10 shares owned. Fractional shares will be paid in cash.

     The Company paid a dividend of $.13 per common share in the first quarter of 1997, which represents an increase of 19.3 percent over $.109 per share for the first quarter of 1996. The dividend payout ratio for the first quarter of 1997 was 25.5 percent of earnings per share. Dividends per common share, restated for the May 1997, 10 percent common stock dividend, would be $.118 and $.099 for the three months ended March 31, 1997 and 1996, respectively.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 9.2 percent at March 31, 1997. This percentage is unchanged from December 31, 1996. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of March, 1997. Long-term borrowings of the Parent Company at March 31, 1997, consisted entirely of capital notes totaling $11,277,000.

Part 1 -- Item 2
Page 2 of 7



     Brenton Banks, Inc. common stock closed on March 31, 1997 at a bid price of $27.75 per share ($25.23 after restating for the common stock dividend), an increase of 34.2 percent over the prior year. The closing price at March 31, 1997, was 182 percent of the book value per share of $15.27 ($13.88 after restating for the common stock dividend). This closing stock price represented a price-to-trailing-12-months-earnings multiple of 15.7 times.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


Forward-looking Information

     Forward-looking information relating to the financial results or strategies of the Company are referenced throughout Management's Discussion and Analysis. The following paragraphs identify forward-looking statements and the risks that need to be considered when reading those statements.

     Forward-looking statements include such words as believe, expect, anticipate, target, goal, objective or other words with similar meaning. The Company is under no obligation to update such forward-looking information statements.

     The risks involved in the operations and strategies of the Company include competition from other financial institutions, changes in interest rates, changes in economic or market conditions and changes in regulations from the federal and state regulators. These risks, which are not all inclusive, cannot be estimated.


Asset-Liability Management

     The Company has a fully-integrated asset-liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The goal is to structure the balance sheet so net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 4 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

Part 1 -- Item 2
Page 3 of 7



     The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to LIBOR curve, the better the prospects for net interest income improvement.

     The Company continues to reduce its reliance on residential real estate loans with long repricing periods. When appropriate for interest rate management purposes, the Company will consider securitization of real estate loans. Another key to interest rate risk management is continuing to increase variable rate loans as a percent of total earning assets. Progress continues to be made in this area.

     In addition to normal balance sheet instruments, the Company has utilized Federal Home Loan Bank borrowings and interest rate swaps to reduce interest rate risk.


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 28.6 percent of the Company's total assets at March 31, 1997.

     Net cash provided from Company operations is another major source of liquidity. The net cash provided from operating activities was $6,402,875 for the first quarter of 1997. The
Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

     The Company has historically maintained a stable deposit base and a relatively low level of large deposits which result in a low dependence on volatile liabilities. As of March 31, 1997, the Company had borrowings of $54,700,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $51,200,000 were used as a means of providing long-term fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $3,500,000 represents an advance on a variable rate, short-term $10,000,000 line of credit used to fund mortgage loans originated for sale. The Company had additional borrowing capacity available from the FHLB of approximately $78 million at March 31, 1997.

Part 1 -- Item 2
Page 4 of 7



     The combination of high levels of potentially liquid assets, strong cash flows from operations, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 1997.


Results of Operations

The three months ended March 31, 1997, compared to the three months ended March 31, 1996.

Net Income

     For the three months ended March 31, 1997, Brenton recorded net income of $4,201,356, which is an increase of 17.3 percent from net income for the first three months of 1996, which totaled $3,580,247. On a per common and common stock equivalent share basis, net income was $.51 per share for the first quarter of 1997, compared to $.42 per share for the first quarter of 1996, an increase of 21.4 percent. Net income per common share, restated for the May 1997, 10 percent common stock dividend, would be $.46 and $.38 for the three months ended March 31, 1997 and 1996, respectively.

Net Interest Income

     Average earning assets rose 3.3 percent from the first three months of 1996 to the first three months of 1997. Net interest income increased 6.9 percent to $14,617,631, compared to $13,668,962 for the first quarter of 1996. Net interest margin increased 13 basis points from 3.99 percent for the first three months of 1996 to 4.12 percent for the first quarter of 1997. The Company continues to experience a favorable change in the mix of earning assets and interest-bearing liabilities, which contributed to the improved net interest margin. The average rate earned on earning assets increased 8.2 basis points, while the rate paid on interest-bearing liabilities declined 5.2 basis points.

Loan Quality

     Nonperforming loans totaled $5,838,000 at March 31, 1997, compared to $6,571,000 at March 31, 1996, a decrease of 11.2 percent. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. Loan quality remained strong with reserves covering nonperforming loans by more than two to one. On March 31, 1997, reserves stood at 1.24 percent of total loans.

Part 1 -- Item 2
Page 5 of 7



     The provision for loan losses totaled $900,000 for the three months ended March 31, 1997, compared to $700,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. The Company desires to build the reserve balance over time to safeguard against future losses related to loan growth. Net charge-offs were .11 percent of average loans for the first three months of 1997, compared with .25 percent for the same period last year.

Noninterest Income

     Noninterest income for the three months ended March 31, 1997 was $6,198,996 (excluding securities gains and losses), a 15.3 percent increase from $5,377,183 one year ago.

     Compared to the same period a year ago, service charges on deposits were up $118,797 or 7.5 percent. This growth is due to the continued focus of collecting a higher percentage of fees. The amount of fees collected as a percent of fees assessed was 94.1 percent for the first quarter of 1997, compared to 79.9 percent for the first quarter of 1996.

     Led by significant growth in credit insurance sales, insurance commissions and fees were up 35.1 percent. Insurance commissions and fees totaled $959,549 for the first three months of 1997, compared to $710,375 for the same period of 1996.

     First quarter fiduciary income increased 32.2 percent, due to increased volumes in personal trusts, investment management fees and employee benefit plans.

     Investment brokerage commissions decreased by $3,673 or .4 percent. Mortgage banking revenues rose 5.6 percent to total $550,272 for the first quarter of 1997. The increase in mortgage banking revenues is the result of increased volumes of loans closed and sold on the secondary market compared to the same period of last year.

     Other service charges, collection and exchange charges, commissions and fees increased $84,321 from the prior year due to increased fees from ATM/debit cards and also fees received from purchased receivables.

     Other operating income increased $146,881 from one year ago.
Income from bank-owned life insurance policies, which did not exist during the first quarter of 1996, accounted for $143,748 of this increase.

     In addition, securities transactions produced gains of $250,665, up 43.6 percent over gains of $174,525 for the same period in 1996.

Part 1 -- Item 2
Page 6 of 7



Noninterest Expense

     Noninterest expense totaled $14,036,174 at March 31, 1997, a
5.1 percent increase from the first quarter of 1996.

     Salaries and wages, the largest component of noninterest expense, increased 4.9 percent over the prior year. Fixed salaries, those that are not based on commissions, rose a modest .7 percent. Variable compensation, which is related to the sales of fee products, increased 19.3 percent. The Company is moving to more of a variable performance-based incentive compensation philosophy versus fixed based compensation. The number of full-time equivalent employees decreased by 2.0 percent over 1996.

     Benefit expense increased 11.3 percent, due to increased compensation expense, as well as benefits on year-end incentive and bonus payouts. This item is historically higher in the first quarter of the year than the remaining quarters.

     Occupancy expense totaled $1,466,058 for the three months ended March 31, 1997, compared to $1,357,434 for the same period of 1996. Increases within this category were associated with rents, leases and building repairs and maintenance.

     The Company's FDIC deposit insurance assessment expense decreased 40.0 percent from the prior year, primarily as a result of a reduced assessment rate in 1997 related to the SAIF fund being fully funded in September 1996 through a federally mandated assessment.

     The categories of advertising and promotion and supplies were down $105,972 and $152,559, respectively, from the prior year. Data processing expense increased $90,032 or 14.2 percent due to increased costs during 1997 associated with core processing. Other operating expense increased by $341,582, partially due to the timing of expenditures for consulting and legal services.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

     The Company's net noninterest margin, which measures operating efficiency, was 1.94 percent, compared to 2.04 percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At March 31, 1997, the Company's efficiency ratio was 64.92 percent, compared to 67.12 percent one year ago.

Part 1 -- Item 2
Page 7 of 7



Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.6 percent for the first three months of 1997 compared to 28.0 percent for 1996.


Looking Ahead

     The Company is focusing on creating a sales-oriented culture throughout the organization. Extensive training sessions will be held during the coming months. The objective is to provide tools to Brenton bankers to enable them to be more focused and proactive in their sales efforts. The desired results are increased relationships with existing clients as well as obtaining new clients. The Company believes the expansion of existing relationships and the attraction of new relationships is the long-term key to continuing our success.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1997.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


May 12, 1997          /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President


May 12, 1997          /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer