Form 10-Q
period 1997-06-30
BRENTON BANKS INC
filed 1997-08-07
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August
1, 1997.

       8,706,514 shares of Common Stock, $5.00 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                                 June 30,    December 31,
                                                                                    1997           1996
                                                                             ______________  ____________
Assets:

Cash and due from banks                                                   $   76,963,588      76,900,524
Interest-bearing deposits with banks                                           1,001,071         731,554
Federal funds sold and securities purchased
  under agreements to resell                                                  17,000,000      15,200,000
Trading account securities                                                         9,788            ----
Investment securities:
  Available for sale                                                         441,599,523     461,099,272
  Held to maturity (approximate market value of
  $67,441,000 and $73,316,000 at June 30 1997,
  and December 31, 1996, respectively)                                        66,455,907      72,754,985
                                                                           _____________   _____________
Investment securities                                                        508,055,430     533,854,257
                                                                           _____________   _____________
Loans held for sale                                                           10,621,117       5,870,298
Loans                                                                        980,320,114     941,943,513
  Allowance for loan losses                                                  (12,286,775)    (11,328,359)
                                                                           _____________   _____________
Loans, net                                                                   968,033,339     930,615,154
                                                                           _____________   _____________
Premises and equipment                                                        29,756,531      30,379,446
Accrued interest receivable                                                   13,746,979      14,417,786
Other assets                                                                  30,219,830      24,126,063
                                                                           _____________   _____________
Total assets                                                              $1,655,407,673   1,632,095,082
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  150,726,180     153,284,094
  Interest-bearing:
    Demand                                                                    91,949,005      99,277,477
    Savings                                                                  533,034,143     527,791,360
    Time                                                                     561,978,129     572,704,180
                                                                           _____________   _____________
Total deposits                                                             1,337,687,457   1,353,057,111
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                              82,732,157      66,826,120
Other short-term borrowings                                                   59,650,000      34,150,000
Accrued expenses and other liabilities                                        15,083,329      16,633,068
Long-term borrowings                                                          30,413,000      34,860,024
                                                                           _____________   _____________
Total liabilities                                                          1,525,565,943   1,505,526,323
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,774,236       4,614,530
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                        ----            ----

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    8,716,624 and 8,085,684 shares issued and outstanding
    at June 30, 1997 and December 31, 1996, respectively                      43,583,120      40,428,420
  Capital surplus                                                                   ----            ----
  Retained earnings                                                           78,954,277      80,448,768
  Unrealized gains on securities available for sale                            2,530,097       1,077,041
                                                                           _____________   _____________
Total common stockholders' equity                                            125,067,494     121,954,229
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,655,407,673   1,632,095,082
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                              Six Months Ended              Three Months Ended
                                                    June 30                          June 30
                                                1997         1996            1997           1996
                                           _____________  ____________   ______________ ____________
Interest Income
  Interest and fees on loans              $41,571,371    39,338,548      $21,130,004    19,775,045
  Interest and dividends on investments:
    Available for sale - taxable           11,052,977     9,317,665        5,404,855     4,779,138
    Available for sale - tax-exempt         2,366,534     2,095,422        1,203,524     1,027,548
    Held to maturity - taxable                495,653     1,762,572          181,472       774,975
    Held to maturity - tax-exempt           1,290,316     1,544,225          670,556       744,948
                                           __________    __________       __________    __________
Total interest and dividends on
investments                                15,205,480    14,719,884        7,460,407     7,326,609
                                           __________    __________       __________    __________
  Interest on federal funds sold and
  securities purchased under agreements
  to resell                                   833,085       781,378          555,941       380,482
  Other interest income                        44,843        43,032           35,505        30,268
                                           __________    __________       __________    __________
Total interest income                      57,654,779    54,882,842       29,181,857    27,512,404
                                           __________    __________       __________    __________
Interest Expense
  Interest on deposits                     24,382,409    24,820,576       12,303,536    12,268,081
  Interest on federal funds purchased
  and securities sold under agreements
  to repurchase                             1,652,606     1,004,196          942,007       585,280
  Interest on other short-term borrowings   1,197,491       226,628          670,247       160,746
  Interest on long-term borrowings          1,070,372     1,295,085          531,797       630,902
                                           __________    __________       __________    __________
Total interest expense                     28,302,878    27,346,485       14,447,587    13,645,009

                                           __________    __________       __________    __________
Net interest income                        29,351,901    27,536,357       14,734,270    13,867,395
Provision for loan losses                   1,800,000     1,500,000          900,000       800,000
                                           ___________   __________       __________    __________
Net interest income after provision for
  loan losses                              27,551,901    26,036,357       13,834,270    13,067,395
                                           __________    __________       __________    __________
Noninterest Income
  Service charges on deposit accounts       3,529,124     3,268,408        1,818,666     1,676,747
  Investment brokerage commissions          2,156,101     1,952,904        1,140,498       933,628
  Insurance commissions and fees            1,727,444     1,441,830          767,895       731,455
  Fiduciary income                          1,522,648     1,377,035          713,511       765,146
  Mortgage banking income                   1,238,019     1,001,368          687,747       480,161
  Other service charges, collection and
  exchange charges, commissions and fees    1,529,629     1,325,832          790,755       671,280
  Net gains (losses) from securities
  available for sale                          276,456       314,406           25,791       139,881
  Other operating income                      708,798       491,859          293,695       223,636
                                           __________    __________       __________    __________
Total noninterest income                   12,688,219    11,173,642        6,238,558     5,621,934
                                           __________    __________       __________    __________
Noninterest Expense
  Compensation                             12,589,353    12,221,667        6,306,759     6,231,540
  Employee benefits                         2,319,417     2,219,720        1,024,864     1,056,230
  Occupancy expense of premises, net        2,864,366     2,666,955        1,398,308     1,309,521
  Furniture and equipment expense           1,762,192     1,918,416          793,424       972,986
  Data processing expense                   1,440,376     1,280,426          716,469       646,551
  FDIC deposit insurance assessment           143,224       249,887           71,937       131,160
  Marketing                                   780,277       850,409          435,298       399,458
  Supplies                                    519,907       741,694          246,119       315,347
  Other operating expense                   5,290,945     4,676,499        2,680,705     2,407,841
                                           __________    __________       __________    __________
Total noninterest expense                  27,710,057    26,825,673       13,673,883    13,470,634
                                           __________    __________       __________    __________
Income before income taxes and
  minority interest                        12,530,063    10,384,326        6,398,945     5,218,695
Income taxes                                3,562,999     2,943,349        1,809,278     1,497,652
                                           __________    __________       __________    __________
Income before minority interest             8,967,064     7,440,977        4,589,667     3,721,043
Minority interest                             358,758       293,219          182,717       153,532
                                           __________    __________       __________    __________
Net income                                $ 8,608,306     7,147,758        4,406,950     3,567,511
                                           ==========    ==========       ==========    ==========
Per common and common equivalent share:
  Net income                              $       .95           .77              .49           .39
  Cash dividends                                 .245          .198             .127          .099

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                 For the six months ended June 30,
                                                                        1997               1996
                                                                       ------            -------
Operating Activities:
  Net income                                                      $  8,608,306          7,147,758
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses                                  1,800,000          1,500,000
          Depreciation and amortization                              2,147,111          2,247,045
          Net gains from securities available
            for sale                                                  (276,456)          (314,406)
          Net increase in loans held for sale                       (4,750,819)        (3,118,880)
          Net (increase) decrease in accrued interest
            receivable and other assets                             (1,570,106)           538,671
          Net increase (decrease) in accrued expenses,
            other liabilities and minority interest                 (1,443,038)         1,191,684
                                                                    __________        ___________
Net cash provided (used) by operating activities                     4,514,998          9,191,872
                                                                    __________        ___________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                    (128,965,345)      (161,548,700)
     Maturities                                                     85,399,173         98,565,601
     Sales                                                          65,762,070         35,767,623
  Investment securities held to maturity:
     Purchases                                                     (13,730,268)       (32,820,737)
     Maturities                                                     20,029,346         43,508,348
  Net increase in loans                                            (39,218,185)        (5,284,143)
  Purchase of other assets for investment                           (5,000,000)              ----
  Purchases of premises and equipment                               (1,232,094)        (1,407,703)
  Proceeds from sale of premises and equipment                         (58,588)           814,003
                                                                   ___________       ____________
Net cash used by investing activities                              (17,013,891)       (22,405,708)
                                                                   ___________       ____________


Financing Activities:
  Net decrease in noninterest-bearing, interest-
     bearing demand and savings deposits                            (4,643,603)        (6,078,002)
  Net decrease in time deposits                                    (10,726,051)       (23,034,696)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                 15,906,037         16,394,528
  Net increase in other short-term borrowings                       13,500,000         14,000,000
  Proceeds of long-term borrowings                                   9,233,000            484,000
  Repayment of long-term borrowings                                 (1,680,024)        (5,189,678)
  Dividends on common stock                                         (2,166,398)        (1,823,366)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                  262,724               ----
  Proceeds from issuance of common stock under
     the stock option plan                                             218,768             54,154
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                             460,345            334,835
  Payment for shares acquired under common stock
     repurchase plan                                                (5,707,138)        (4,711,981)
  Payment for fractional shares resulting from stock dividend          (16,398)              ----
                                                                    __________        ___________
Net cash provided (used) by financing activities                    14,641,262         (9,570,206)
                                                                    __________        ___________

Net increase (decrease) in cash and cash equivalents                 2,142,369        (22,784,042)
Cash and cash equivalents at the beginning of the year              92,832,078        109,024,150
                                                                    __________        ___________
Cash and cash equivalents at the end of the period                 $94,974,447         86,240,108
                                                                    ==========        ===========

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 27,611,552           27,123,690
Income taxes paid during the period                                  4,569,615            2,532,406
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

2.   Additional Footnote Information

          In reviewing these financial statements, reference should be made to the notes to consolidated financial statements contained in the Appendix to the Proxy Statement for the year ended December 31, 1996.

3.   Statements of Cash Flows

          In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold and securities purchased under agreements to resell.

4.   Changes in Accounting Policies

          Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997 and will be effective for the Company for periods ending after December 15, 1997, and may not be adopted prior to such date. This statement establishes standards for computing and presenting earnings per share. The Company expects to adopt SFAS No. 128, when required, and management anticipates adoption of this statement will not have a material effect on earnings-per-share disclosures.

5.   Income Taxes

          Federal income tax expense for the six months ended June 30, 1997 and 1996, was computed using the consolidated effective federal income tax rates.

          For the first six months of 1997 and 1996, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 2


6.   Common Stock Transactions

          On May 6, 1997, the Board of Directors declared a ten percent common stock dividend for stockholders of record on May 15, 1997. The stock dividend certificates were distributed on May 28, 1997. Fractional shares resulting from this stock dividend were paid in cash.

          During the first six months of 1997, options on 18,160 shares of common stock were exercised under the Company's 1987 Nonqualified Stock Option Plan. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $218,768 to the equity of the Company.

          In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first six months of 1997 and 1996 was $600,000 and $600,893, respectively.

          The Company issued 16,589 and 14,718 shares of common stock under the long-term stock compensation plan during the first six months of 1997 and 1996, respectively, adding $460,345 and $334,834, respectively, to the equity of the Company.

          As part of the Company's on-going stock repurchase plan, in January 1997, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock during 1997. Through June 30, 1997, 206,900 shares had been repurchased at a cost of $5,707,138.

          The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 9,710 shares of common stock under this plan during the first six months of 1997. This transaction added $262,724 to the equity of the Company.


7.   Income Per Share

          Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1997 and 1996 was 9,024,879 and 9,251,151, respectively, which included common stock equivalent shares related to the 1995 Long-Term Stock Compensation Plan and the 1996 Stock Option Plan.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Capital Resources

          Brenton Banks, Inc. and subsidiaries (the "Company") reported strong earnings growth during the first half of 1997, with net income increasing to $8,608,306, compared to $7,147,758 for the first six months of 1996, an increase of 20.4 percent. The Company's annualized return on average assets (ROA) was 1.10 percent, compared to .95 percent for the same period in 1996; the annualized return on average equity (ROE) was 14.09 percent, compared to 11.97 percent one year ago.

          Common stockholders' equity totaled $125,067,494 as of June 30, 1997, a 2.6 percent increase from December 31, 1996. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at June 30, 1997, was
11.25 percent and the total risk-based capital ratio was 12.36 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.64 percent at June 30, 1997, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

          As part of the Company's ongoing stock repurchase plan, 206,900 shares have been repurchased during the first half of 1997 at a cost of $5,707,138. The Board of Directors has approved the repurchase of $10 million of Company stock during 1997. Since the inception of the plan in 1994, the Company has repurchased 857,533 shares at a total cost of $19,636,530.

          In May 1997, the Board of Directors declared a 10 percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every 10 shares they owned. Fractional shares were paid in cash. All per-share data has been restated to reflect the 10 percent common stock dividend.

          The Company paid dividends of $.245 per common share in the first six months of 1997, compared to $.198 per common share for the same period of 1996, an increase of 23.7 percent. Dividends for the first six months of 1997 totaled $2,166,398. In July 1997, the Board of Directors increased the regular quarterly cash dividend to $.14 per common share, compared to $.127 per common share for the previous quarter. The dividend payout ratio for the first half of 1997 was 25.8 percent of earnings per share.

Part 1 -- Item 2
Page 2 of 9


          The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 8.3 percent at June 30, 1997. This percentage has decreased by .9 percent from the December 31, 1996, ratio of 9.2 percent. The Parent Company has a $2 million line of credit with a regional bank that was unused at the end of June, 1997. Long-term borrowings of the Parent Company at June 30, 1997, consisted entirely of capital notes totaling $10,363,000.

          Brenton Banks, Inc. common stock closed on June 30, 1997, at a bid price of $27.50 per share, an increase of 37.2 percent over the prior year. The closing price at June 30, 1997, was 192 percent of the book value per share of $14.35. This closing stock price represented a price-to-trailing-12-months-earnings multiple of 16.1 times.

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

Part 1 -- Item 2
Page 3 of 9


          The goal is to structure the balance sheet so net interest margin fluctuates in a relatively narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 4 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

          The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to LIBOR curve, the better the prospects for net interest income improvement.

          The Company continues to reduce its reliance on residential real estate loans with long repricing periods. When appropriate for interest rate management purposes, the Company will consider securitization of real estate loans. Another key to interest rate risk management is continuing to increase variable-rate loans as a percent of total earning assets. Progress continues to be made in this area.

          In addition to normal balance sheet instruments, the Company has utilized Federal Home Loan Bank borrowings and interest rate swaps to reduce interest rate risk.


Liquidity

          The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 28.3 percent of the Company's total assets at June 30, 1997.

          Net cash provided from Company operations is another primary source of liquidity. The net cash provided from operating activities was $4,514,998 for the first half of 1997. The
Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

          The Company has historically maintained a stable deposit base and a relatively low level of large deposits which result in a low dependence on volatile liabilities. As of June 30, 1997, the Company had borrowings of $79,700,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $76,200,000 were used as a means of providing both long-term, fixed and variable rate funding for certain assets, managing interest rate risk and funding the

Part 1 -- Item 2
Page 4 of 9


purchase of certain investment securities. The remaining $3,500,000 represents an advance on a variable rate, short-term $10,000,000 line of credit used to fund mortgage loans originated for sale. The Company had additional borrowing capacity available from the FHLB of approximately $52 million at June 30, 1997.

          The combination of high levels of potentially liquid assets, strong cash flows from operations, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at June 30, 1997.


Results of Operations

THE SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1996.

Net Income

          For the six months ended June 30, 1997, Brenton recorded net income of $8,608,306, which is an increase of 20.4 percent from net income for the first six months of 1996 of $7,147,758. On a per common and common stock equivalent share basis, net income was $.95 per share for the first half of 1997, compared to $.77 per share for the first half of 1996, an increase of 23.4 percent.

Net Interest Income

          During the first six months of 1997, net interest income grew 6.6 percent to $29,351,901, compared to $27,536,357 for the same period a year ago. Net interest margin increased 12 basis points from 4.00 percent for the first half of 1996 to 4.12 percent for the first half of 1997. The increase in net interest margin is directly attributable to an increase in the yield earned on average earning assets of 12.5 basis points. Year-to-date average earning assets increased 3.6 percent from the first six months of 1996 to the first six months of 1997. Along with this increase, the Company also experienced a favorable change in the mix of average earning assets. The average balance of commercial and consumer loans increased $55.2 million, while the average balance of residential real estate loans decreased $22.7 million. This change in the loan mix improves the margin as well as lessens interest rate risk for the Company.

Loan Quality

          Nonperforming loans totaled $7,350,000 at June 30, 1997, compared to $5,236,000 at June 30, 1996. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans

Part 1 -- Item 2
Page 5 of 9


past due 90 days or more. The increase in nonperforming loans resulted from a small number of commercial loans going more than 90 days past due. The nonaccrual loan category has actually decreased by $1,188,000 over one year ago. Asset quality remains strong, and reserves are considered adequate at 1.25 percent of total loans.

          The provision for loan losses totaled $1,800,000 for the six months ended June 30, 1997, compared to $1,500,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. Annualized net charge-offs were .18 percent of average loans for the first six months of 1997, compared with .21 percent for the same period last year.

Noninterest Income

          Noninterest income for the six months ended June 30, 1997, was $12,411,763 (excluding securities gains and losses), a
14.3 percent increase from $10,859,236 one year ago.

          Compared to the same period a year ago, service charges on deposits were up $260,716 or 8.0 percent. This growth is due to the continued focus of collecting a higher percentage of assessed fees. The amount of fees collected as a percent of fees assessed was 94.1 percent for the first half of 1997, compared to 84.3 percent for the first half of 1996.

          Led by significant growth in credit insurance sales, insurance commissions and fees were up 19.8 percent. Insurance commissions and fees totaled $1,727,444 for the first six months of 1997, compared to $1,441,830 for the same period of 1996.

          Investment brokerage commissions increased by $203,197 or
10.4 percent. Mortgage banking revenues rose 23.6 percent to total $1,238,019 for the first half of 1997. The increase in mortgage banking revenues is the result of increased volumes of loans closed and sold on the secondary market compared to the same period of last year.

          Fiduciary income increased 10.6 percent to $1,522,648.
This increase is related to increased fees from personal trusts, investment management and employee benefit plans.

          Other service charges, collection and exchange charges, commissions and fees increased $203,797 from the prior year primarily due to increased fees from ATM/debit cards and fees received from purchased receivables.

Part 1 -- Item 2
Page 6 of 9


          Other operating income increased $216,939 from one year ago. Income from bank-owned life insurance policies, which did not exist during the first half of 1996, accounted for the increase in this category.

          In addition, securities transactions produced gains of $276,456, down 12.1 percent from gains of $314,406 for the same period in 1996.


Noninterest Expense

          Noninterest expense totaled $27,710,057 at June 30, 1997, a 3.3 percent increase from the first six months of 1996.

          Compensation, the largest component of noninterest expense, increased 3.0 percent over the prior year. Fixed salaries, those that are not based on commissions or incentives, actually decreased by 3.1 percent, while variable compensation, which is related to the sales of loans and fee-related products and services, increased 26.2 percent. The Company is moving to more of a variable performance-based incentive compensation philosophy versus fixed-based compensation. The number of full-time equivalent employees decreased by 3.8 percent from 1996.

          Benefit expense increased 4.5 percent, due to increased compensation expense, as well as benefits on year-end incentive and bonus payouts. This item is historically higher in the first half of the year.

          Occupancy expense totaled $2,864,366 for the six months ended June 30, 1997, compared to $2,666,955 for the same period of 1996. Increases within this category were associated with rents, leases and building repairs and maintenance.

          Furniture and equipment expense decreased by $156,224 for the first half of 1997. Depreciation on furniture decreased by $88,501, while depreciation on technological equipment increased by $31,487. Repairs and maintenance for this category were lower than 1996 totals by $55,226.

          The Company's FDIC deposit insurance assessment expense decreased 42.7 percent from the prior year, primarily as a result of a reduced assessment rate in 1997 related to the Savings
Insurance Association Fund ("SAIF") being fully funded in September 1996 through a federally mandated assessment.

Part 1 -- Item 2
Page 7 of 9


          The categories of marketing and supplies were down $70,132 and $221,787, respectively, from the prior year. Data processing expense increased $159,950 or 12.5 percent due to increased costs during 1997 associated with contracted core processing. Other operating expense increased by $614,446, primarily due to increases in check processing fees, consulting fees and miscellaneous losses.

          The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

          The Company's net noninterest margin, which measures operating efficiency, was 1.88 percent, compared to 2.03 percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At June 30, 1997, the Company's efficiency ratio had improved to 63.70 percent, compared with 67.07 percent one year ago.


Income Taxes

          The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.4 percent for the first six months of 1997 compared to 28.3 percent for 1996.


Results of Operations

THE THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

Net Income

          For the three months ended June 30, 1997, net income totaled $4,406,950, compared to $3,567,511 for the second quarter of 1996, an increase of 23.5 percent. Earnings per common and common equivalent share totaled $.49 for the second quarter of 1997, compared to $.39 for the second quarter of 1996.

Part 1 -- Item 2
Page 8 of 9


Net Interest Income

          Net interest income for the quarter totaled $14,734,270, an increase of $866,875 or 6.3 percent over the second quarter of the prior year. Net interest margin for the second quarter of 1997 was 4.11 percent, compared to 4.01 percent for the second quarter of 1996. Similar to the six-month comparison, the increase in net interest margin is related to an increase in the yield on average earning assets. Quarter-to-date average earning assets increased $58,964,340 or 4.0 percent over the second quarter of 1996. This increase is partially related to the Company experiencing a lower cash reserve requirement at the Federal Reserve Bank during 1997.

Provision for Loan Losses

          The provision for loan losses for the second quarter of 1997 totaled $900,000, compared to $800,000 for the second quarter of 1996. Annualized net charge-offs as a percent of average loans were .24 percent for the second quarter of 1997, compared to .18 percent for the same period of 1996.

Noninterest Income

          Noninterest income increased by $616,624 or 11.0 percent from the second quarter of 1996 to the second quarter of 1997.
Service charges on deposit accounts increased $141,919 or 8.5 percent.

          Mortgage banking income grew by $207,586 due to both increased loan origination volume and smaller losses on loans sold into the secondary market during 1997. Investment brokerage commissions totaled $1,140,498, a 22.2 percent increase over the second quarter of 1996.

          Other service charges, collection and exchange charges, commissions and fees increased $119,475 from the prior year, of which $36,457 was attributable to increased fees from ATM/debit cards and $45,390 from fees received from purchased receivables.

          Net gains from securities transactions totaled $25,791 for the second quarter of 1997, compared to $139,881 for the same period of 1996, a decrease of $114,090.

Noninterest Expense

          Noninterest expense increased by 1.5 percent when comparing the second quarter of 1997 with the second quarter of 1996. The Company's net noninterest margin was 1.83 percent for the second quarter of 1997, compared to 2.02 percent for the second quarter of 1996.

Part 1 -- Item 2
Page 9 of 9


          Compensation and related fringe benefit costs increased by .6 percent over the second quarter of 1996. In total, these costs remained steady, but the composition has changed from a year ago. Fixed salaries decreased by 5.3 percent, while variable compensation increased by 32.1 percent. The second quarter of 1996 also included severance-related costs of $130,523, while the second quarter of 1997 did not include any such expense.

          Occupancy expense for the second quarter of 1997 was $1,398,308, an increase of 6.8 percent over the same period of the prior year. The largest increase in this category was in rents and leases, which increased by $61,029. Offsetting this increase was a decrease of $26,425 in depreciation expense on buildings.

          Furniture and equipment expense totaled $793,424 for the second quarter of 1997, compared to $972,986 for the second quarter of 1996. The decrease in this category is related to a decrease in depreciation of $115,111 and a decrease in repairs and maintenance of $44,147.

          Data processing and marketing expenses increased by $69,918 and $35,840, respectively, when comparing the second quarter of 1997 to the second quarter of 1996. Expense related to FDIC deposit insurance assessment and supplies declined by $59,223 and $69,228, respectively when comparing the two quarters.

          Other operating expense for the second quarter of 1997 grew 11.3 percent, primarily due to increases in check processing fees, legal fees and miscellaneous losses.


Looking Ahead

          The company-wide commitment to sales and continuous improvement produced significant results during the first two quarters of 1997. The Company will continue to focus on creating a sales-oriented culture throughout the organization. Through on-going sales training, growing market competence and a renewed focus on our clients and communities, the Company is producing dramatically improved results.

          The Company is emphasizing convenience banking by delivering products and services via telephone through Brenton
Direct and a computerized response Anytime line, as well as through transaction cards, ATMs, direct deposit and automatic payment programs.

          The Company also established a web site on the Internet during the past quarter. The web site, at www.brentonbank.com, contains information about the Company's products and services.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended June 30, 1997.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


August 5, 1997            /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President


August 5, 1997            /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer