Form 10-Q
period 1997-09-30
BRENTON BANKS INC
filed 1997-11-13
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                               or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 3, 1997.

       8,726,059 shares of Common Stock, $5.00 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)


                                                                             September 30,   December 31,
                                                                                     1997           1996
                                                                             ______________  ____________
Assets:

Cash and due from banks                                                   $   71,182,538      76,900,524
Interest-bearing deposits with banks                                             894,817         731,554
Federal funds sold and securities purchased
  under agreements to resell                                                   9,600,000      15,200,000
Trading account securities                                                          ----            ----
Investment securities:
  Available for sale                                                         450,023,300     461,099,272
  Held to maturity (approximate market value of
  $68,762,000 and $73,316,000 at September 30 1997,
  and December 31, 1996, respectively)                                        68,160,461      72,754,985
                                                                           _____________   _____________
Investment securities                                                        518,183,761     533,854,257
                                                                           _____________   _____________
Loans held for sale                                                           15,260,430       5,870,298
Loans                                                                        999,659,753     941,943,513
  Allowance for loan losses                                                  (12,416,151)    (11,328,359)
                                                                           _____________   _____________
Loans, net                                                                   987,243,602     930,615,154
                                                                           _____________   _____________
Premises and equipment                                                        29,069,468      30,379,446
Accrued interest receivable                                                   16,324,241      14,417,786
Other assets                                                                  29,257,888      24,126,063
                                                                           _____________   _____________
Total assets                                                              $1,677,016,745   1,632,095,082
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  160,594,022     153,284,094
  Interest-bearing:
    Demand                                                                   105,385,769      99,277,477
    Savings                                                                  528,514,984     527,791,360
    Time                                                                     563,560,699     572,704,180
                                                                           _____________   _____________
Total deposits                                                             1,358,055,474   1,353,057,111
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                              70,500,467      66,826,120
Other short-term borrowings                                                   66,200,000      34,150,000
Accrued expenses and other liabilities                                        16,461,176      16,633,068
Long-term borrowings                                                          32,976,000      34,860,024
                                                                           _____________   _____________
Total liabilities                                                          1,544,193,117   1,505,526,323
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,847,597       4,614,530
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                        ----            ----

Common stockholders' equity:
  Common stock, $5 par; 25,000,000 shares authorized;
    8,715,409 and 8,085,684 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively                 43,577,045      40,428,420
  Capital surplus                                                                   ----            ----
  Retained earnings                                                           81,423,607      80,448,768
  Unrealized gains on securities available for sale                            2,975,379       1,077,041
                                                                           _____________   _____________
Total common stockholders' equity                                            127,976,031     121,954,229
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,677,016,745   1,632,095,082
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                             Nine Months Ended                 Three Months Ended
                                                  September 30                       September 30
                                                1997         1996              1997           1996
                                           _____________  ____________   ______________  ____________
Interest Income
  Interest and fees on loans              $63,794,768    59,357,416      $22,223,397    20,018,868
  Interest and dividends on investments:
    Available for sale - taxable           16,430,788    14,591,053        5,377,811     5,273,388
    Available for sale - tax-exempt         3,622,530     3,130,176        1,255,996     1,034,754
    Held to maturity - taxable                663,075     2,408,450          167,422       645,878
    Held to maturity - tax-exempt           1,960,890     2,287,203          670,574       742,978
                                           __________    __________       __________    __________
Total interest and dividends on
investments                                22,677,283    22,416,882        7,471,803     7,696,998
                                           __________    __________       __________    __________
  Interest on federal funds sold and
  securities purchased under agreements
  to resell                                 1,281,514       974,937          448,429       193,559
  Other interest income                        69,031        57,126           24,188        14,094
                                           __________    __________       __________    __________
Total interest income                      87,822,596    82,806,361       30,167,817    27,923,519
                                           __________    __________       __________    __________
Interest Expense
  Interest on deposits                     36,742,184    37,074,484       12,359,775    12,253,908
  Interest on federal funds purchased
  and securities sold under agreements
  to repurchase                             2,476,270     1,750,167          823,664       745,971
  Interest on other short-term borrowings   2,079,292       510,084          881,801       283,456
  Interest on long-term borrowings          1,636,215     1,824,879          565,843       529,794
                                           __________    __________       __________    __________
Total interest expense                     42,933,961    41,159,614       14,631,083    13,813,129
                                                                          __________    __________
Net interest income                        44,888,635    41,646,747       15,536,734    14,110,390
Provision for loan losses                   2,900,000     2,100,000        1,100,000       600,000
                                           ___________   __________       __________    __________
Net interest income after provision for
  loan losses                              41,988,635    39,546,747       14,436,734    13,510,390
                                           __________    _________        __________    __________
Noninterest Income
  Service charges on deposit accounts       5,380,520     4,945,145        1,851,396     1,676,737
  Investment brokerage commissions          3,507,317     2,857,076        1,351,216       904,172
  Insurance commissions and fees            2,359,806     2,197,294          632,362       755,464
  Fiduciary income                          2,293,351     2,055,384          770,703       678,349
  Mortgage banking income                   2,208,019     1,536,292          970,000       534,924
  Other service charges, collection and
  exchange charges, commissions and fees    2,472,327     2,046,335          942,698       720,503
  Net gains (losses) from securities
  available for sale                          418,199       309,244          141,743        (5,162)
  Other operating income                    1,888,068     1,003,080        1,179,270       511,221
                                           __________    __________       __________    __________
Total noninterest income                   20,527,607    16,949,850        7,839,388     5,776,208
                                           __________    __________       __________    __________
Noninterest Expense
  Compensation                             19,476,360    18,384,847        6,887,007     6,163,180
  Employee benefits                         3,322,924     3,236,670        1,003,507     1,016,950
  Occupancy expense of premises, net        4,247,228     4,093,186        1,382,862     1,426,231
  Furniture and equipment expense           2,709,025     2,872,876          946,833       954,460
  Data processing expense                   2,157,305     1,937,834          716,929       657,408
  FDIC deposit insurance assessment           212,749     1,649,610           69,525     1,399,723
  Marketing                                 1,080,326     1,252,871          300,049       402,462
  Supplies                                    845,441     1,090,741          325,534       349,047
  Other operating expense                   8,539,328     6,992,054        3,248,383     2,315,555
                                           __________    __________       __________    __________
Total noninterest expense                  42,590,686    41,510,689       14,880,629    14,685,016
                                           __________    __________       __________    __________
Income before income taxes and
  minority interest                        19,925,556    14,985,908        7,395,493     4,601,582
Income taxes                                5,739,483     4,218,102        2,176,484     1,274,753
                                           __________    __________       __________    __________
Income before minority interest            14,186,073    10,767,806        5,219,009     3,326,829
Minority interest                             567,632       446,640          208,874       153,421
                                           __________    __________       __________    __________
Net income                                $13,618,441    10,321,166        5,010,135     3,173,408
                                           ==========    ==========       ==========    ==========
Per common and common equivalent share:
  Net income                              $      1.52          1.13              .57           .36
  Cash dividends                                 .385          .305             .140          .107

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                              For the nine months ended September 30,
                                                                        1997               1996
                                                                      -------            -------
Operating Activities:
  Net income                                                      $ 13,618,441         10,321,166
  Adjustments to reconcile net income to net cash provided
     by operating activities:
          Provision for loan losses                                  2,900,000          2,100,000
          Depreciation and amortization                              3,223,459          3,472,856
          Net gains from securities available
            for sale                                                  (418,199)          (309,244)
          Net increase in loans held for sale                       (9,390,132)        (1,092,403)
          Net increase in accrued interest
            receivable and other assets                             (3,564,096)        (2,284,431)
          Net increase (decrease) in accrued expenses,
            other liabilities and minority interest                    (10,458)         3,278,980
                                                                    __________        ___________
Net cash provided by operating activities                            6,359,015         15,486,924
                                                                    __________        ___________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                    (221,254,898)      (225,882,799)
     Maturities                                                    128,642,624        130,117,549
     Sales                                                         107,268,391         45,408,932
  Investment securities held to maturity:
     Purchases                                                     (18,344,806)       (36,731,780)
     Maturities                                                     22,939,330         52,391,450
  Net increase in loans                                            (59,528,448)        (7,982,932)
  Purchase of other assets for investment                           (5,000,000)              ----
  Purchases of premises and equipment                               (1,655,853)        (1,849,692)
  Proceeds from sale of premises and equipment                          76,213            833,453
                                                                   ___________        ___________
Net cash used by investing activities                              (46,857,447)       (43,695,819)
                                                                   ___________        ___________


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits                            14,141,844          1,499,114
  Net decrease in time deposits                                     (9,143,481)       (33,288,889)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                  3,674,347         32,251,678
  Net increase in other short-term borrowings                       20,050,000          8,000,000
  Proceeds of long-term borrowings                                  11,798,000            494,000
  Repayment of long-term borrowings                                 (1,682,024)        (1,311,090)
  Dividends on common stock                                         (3,385,769)        (2,789,973)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                  341,202               ----
  Proceeds from issuance of common stock under
     the stock option plan                                             990,420            132,832
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                             207,920            334,835
  Payment for shares acquired under common stock
     repurchase plan                                                (7,632,352)        (6,952,869)
  Payment for fractional shares resulting from stock dividend          (16,398)              ----
                                                                   ___________        ___________
Net cash provided (used) by financing activities                    29,343,709         (1,630,362)
                                                                   ___________        ___________

Net decrease in cash and cash equivalents                          (11,154,723)       (29,839,257)
Cash and cash equivalents at the beginning of the year              92,832,078        109,024,150
                                                                   ___________        ___________
Cash and cash equivalents at the end of the period                $ 81,677,355         79,184,893
                                                                    ==========        ===========

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 41,749,179           39,657,506
Income taxes paid during the period                                  6,166,115            4,064,906
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

5.   Income Taxes

          Federal income tax expense for the nine months ended
September 30, 1997 and 1996, was computed using the consolidated effective federal income tax rates.

          For the first nine months of 1997 and 1996, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 2


6.   Common Stock Transactions

          On May 6, 1997, the Board of Directors declared a ten percent common stock dividend for stockholders of record on May 15, 1997. The stock dividend certificates were distributed on May 28, 1997. Fractional shares resulting from this stock dividend were paid in cash.

          During the first nine months of 1997, options on 82,202 shares of common stock were exercised under the Company's 1987 Nonqualified Stock Option Plan. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $990,420 to the equity of the Company.

          In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first nine months of 1997 and 1996 was $1,350,837 and $901,343, respectively.

          The Company issued 16,589 and 14,718 shares of common stock under the long-term stock compensation plan during the first nine months of 1997 and 1996, respectively, adding $207,920 and $334,834, respectively, to the equity of the Company.

          As part of the Company's on-going stock repurchase plan, in January 1997, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock during 1997. Through September 30, 1997, 274,840 shares had been repurchased at a cost of $7,632,352.

          The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 12,393 shares of common stock under this plan during the first nine months of 1997. This transaction added $341,202 to the equity of the Company.


7.   Income Per Share

          Income per common and common equivalent share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for 1997 and 1996 was 8,978,449 and 9,191,086, respectively, which included common stock equivalent shares related to the 1995 Long-Term Stock Compensation Plan and the 1996 Stock Option Plan.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.



Capital Resources

          Brenton Banks, Inc. and subsidiaries (the "Company") reported strong earnings growth during the first nine months of 1997, with net income increasing to $13,618,441, compared to $10,321,166 for the first nine months of 1996, an increase of 31.9 percent. The Company's annualized return on average assets (ROA) was 1.16 percent, compared to .91 percent for the same period in 1996; the annualized return on average equity (ROE) was 14.73 percent, compared to 11.58 percent one year ago.

          Common stockholders' equity totaled $127,976,031 as of September 30, 1997, a 4.9 percent increase from December 31, 1996.
 The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at September 30, 1997, was 11.14 percent and the total risk-based capital ratio was 12.23 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.74 percent at September 30, 1997, exceeding the regulatory minimum requirement for well-capitalized institutions of
5.0 percent.

          As part of the Company's ongoing stock repurchase plan, 274,840 shares have been repurchased during the first three quarters of 1997 at a cost of $7,632,352. The Board of Directors has approved the repurchase of $10 million of Company stock during 1997. Since the inception of the plan in 1994, the Company has repurchased 925,473 shares at a total cost of $21,561,743.

          In May 1997, the Board of Directors declared a 10 percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every 10 shares they owned. Fractional shares were paid in cash. All per-share data has been restated to reflect the 10 percent common stock dividend.

          The Company paid dividends of $.385 per common share in the first nine months of 1997, compared to $.305 per common share for the same period of 1996, an increase of 26.2 percent. The dividend payout ratio for the first three quarters of 1997 was 25.3 percent of earnings per share. Dividends for the first nine months of 1997 totaled $3,385,769. In October 1997, the Board of Directors increased the regular quarterly cash dividend to $.16 per common share, compared to $.14 per common share for the previous quarter.

Part 1 -- Item 2
Page 2 of 9



          The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 8.1 percent at September 30, 1997. This percentage has decreased from the December 31, 1996 ratio of 9.2 percent. The Parent Company has a $2 million line of credit with a regional bank that was unused at the end of September, 1997. Long-term borrowings of the Parent Company at September 30, 1997, consisted entirely of capital notes totaling $10,426,000.

          Brenton Banks, Inc. common stock closed on September 30, 1997, at a bid price of $32.50 per share, an increase of 58.9 percent over the prior year. The closing price at September 30, 1997, was 221 percent of the book value per share of $14.68. This closing stock price represented a price-to-trailing-12-months-earnings multiple of 16.8 times.

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

Part 1 -- Item 2
Page 3 of 9



          The goal is to structure the balance sheet so net interest margin fluctuates in a relatively narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

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


Liquidity

          The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations and meet customer commitments. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 28.3 percent of the Company's total assets at September 30, 1997.

          Net cash provided from Company operations is another primary source of liquidity. The net cash provided from operating activities was $6,359,015 for the nine months ended September 30, 1997. The Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

          The Company has historically maintained a stable deposit base and a relatively low level of large deposits which result in a low dependence on volatile liabilities. As of September 30, 1997, the Company had borrowings of $88,750,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $83,250,000 was used as a means of providing both long-term, fixed and variable rate funding for certain assets, managing interest rate risk and funding the purchase of certain investment securities. The remaining $5,500,000 represents an advance on a variable rate, short-term $10,000,000 line of credit used to fund mortgage loans originated for sale. The Company had additional borrowing capacity available from the FHLB of approximately $42 million at September 30, 1997.

Part 1 -- Item 2
Page 4 of 9



          The combination of high levels of potentially liquid assets, strong cash flows from operations, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at September 30, 1997.


Results of Operations

The nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

Net Income

          For the nine months ended September 30, 1997, Brenton recorded net income of $13,618,441, which is an increase of 31.9 percent from net income for the first nine months of 1996 of $10,321,166. Year-to-date earnings per common share grew 34.5 percent to $1.52, compared to $1.13 for the first three quarters of 1996.

Net Interest Income

          During the first nine months of 1997, net interest income grew 7.8 percent to $44,888,635, compared to $41,646,747 for the same period a year ago. Net interest margin increased 15 basis points from 4.02 percent for the first nine months of 1996 to 4.17 percent for the first nine months of 1997. The increase in net interest margin is directly attributable to an increase in the yield earned on average earning assets of 16.5 basis points. Year-to-date average earning assets increased 3.9 percent from the first nine months of 1996 to the first nine months of 1997. Along with this increase, the Company also experienced a favorable change in the mix of average earning assets. The average balance of commercial and consumer loans increased $63.0 million, while the average balance of residential real estate loans decreased $21.8 million. This change in the loan mix improves the margin as well as lessens interest rate risk for the Company.


Loan Quality

          Nonperforming loans totaled $7,692,000 at September 30, 1997, compared to $8,496,000 at September 30, 1996, a decrease of
9.5 percent. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms and loans past due 90 days or more. Asset quality remains strong and reserves are considered adequate at 1.24 percent of total loans.

Part 1 -- Item 2
Page 5 of 9



          The provision for loan losses totaled $2,900,000 for the nine months ended September 30, 1997, compared to $2,100,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. Annualized net charge-offs were .25 percent of average loans for the first nine months of 1997, compared with .24 percent for the same period last year.

Noninterest Income

          Noninterest income for the nine months ended September
30, 1997, was $20,109,408 (excluding securities gains and losses), a 20.8 percent increase from $16,640,606 one year ago.

          Compared to the same period a year ago, service charges on deposits were up $435,375 or 8.8 percent. This growth is due to the continued focus of collecting a higher percentage of assessed fees. The amount of fees collected as a percent of fees assessed was 94.0 percent for the first nine months of 1997, compared to
86.0 percent for the same period of 1996.

          Higher sales of credit insurance pushed insurance commissions and fees up 7.4 percent. Insurance commissions and fees totaled $2,359,806 for the first nine months of 1997, compared to $2,197,294 for the same period of 1996.

          Investment brokerage commissions increased by $650,241 or
22.8 percent. Mortgage banking revenues rose 43.7 percent to total $2,208,019 for the first nine months of 1997. The increase in mortgage banking revenues is the result of increased volumes of loans closed and sold on the secondary market with servicing retained as compared to the same period of last year.

          Fiduciary income increased 11.6 percent to $2,293,351.
This increase is related to increased fees from personal trusts, investment management and employee benefit plans.

          Other service charges, collection and exchange charges, commissions and fees increased $425,992 from the prior year primarily due to increases from ATM/debit cards fees, fees received from purchased receivables and real estate commissions.

          Other operating income increased $884,988 from one year ago. Income from bank-owned life insurance policies, which did not exist during the first nine months of 1996 contributed $500,605 of this increase. Several one-time revenue items affected this category in both periods. During the third quarter of 1997, the Company recorded a gain of approximately $821,000 from the sale of the Company's insurance agency in Marshalltown, Iowa. The Company is committed to the insurance business and plans to grow its insurance operations through other distribution channels. One-time items recorded in 1996 totaled $474,536.

Part 1 -- Item 2
Page 6 of 9



           In addition, securities transactions produced gains of $418,199, up 35.2 percent from gains of $309,244 for the same period in 1996.


Noninterest Expense

          Noninterest expense totaled $42,590,686 at September 30, 1997, a 2.6 percent increase from the first nine months of 1996.

          Compensation, the largest component of noninterest expense, increased 5.9 percent over the prior year. Fixed salaries, those that are not based on commissions or incentives, actually decreased by 3.8 percent, while variable compensation, which is related to the sales of loans and fee-related products and services, increased 29.6 percent. The Company is moving to more of a variable performance-based incentive compensation philosophy versus fixed-based compensation. Other compensation increased $849,373 primarily due to bonuses and long-term stock compensation expense, which are directly related to higher 1997 earnings and the Company's advancing stock price. The number of full-time equivalent employees decreased by 2.8 percent from 1996. Benefit expense increased 2.7 percent due to increased compensation expense.

          Occupancy expense totaled $4,247,228 for the nine months ended September 30, 1997, compared to $4,093,186 for the same period of 1996. Increases within this category were associated with rents, leases and building repairs and maintenance.

          Furniture and equipment expense decreased by $163,851 for the first nine months of 1997. Depreciation on furniture decreased by $98,530, while depreciation on technological equipment increased by $32,249. Repairs and maintenance for this category were lower than 1996 totals by $56,432.

          The Company's FDIC deposit insurance assessment expense decreased by $1,436,861, or 87.1 percent from the prior year, primarily due to the Savings Insurance Association Fund ("SAIF") being fully funded in September 1996 by a special assessment mandated by federal legislation. The Company's assessment, recorded in the third quarter of 1996, totaled $1.3 million

          The categories of marketing and supplies were down $172,545 and $245,300, respectively, from the prior year. Data processing expense increased $219,471 or 11.3 percent due to increased costs during 1997 associated with contracted core processing. Other operating expense increased by $1,547,274 primarily due to increases in check processing, consulting and legal fees and miscellaneous losses.

Part 1 -- Item 2
Page 7 of 9



          The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

          The Company's net noninterest margin, which measures operating efficiency, was (1.83) percent, compared to (2.11) percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At September 30, 1997, the Company's efficiency ratio had improved to 63.05 percent, compared with 68.44 percent one year ago.


Income Taxes

          The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain an optimum level of tax-exempt assets in order to benefit the Company both on a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.8 percent for the first nine months of 1997 compared to 28.1 percent for 1996.


Results of Operations

The three months ended September 30, 1997, compared to the three months ended September 30, 1996.

Net Income

          For the three months ended September 30, 1997, net income totaled $5,010,135, compared to $3,173,408 for the third quarter of 1996, an increase of 57.9 percent. Earnings per common and common equivalent share totaled $.57 for the third quarter of 1997, compared to $.36 for the third quarter of 1996.

Net Interest Income

          Net interest income for the quarter totaled $15,536,734, an increase of $1,426,344, or 10.1 percent, over the third quarter of the prior year. Net interest margin for the third quarter of 1997 was 4.26 percent, compared to 4.08 percent for the third quarter of 1996. Similar to the nine-month comparison, the increase in net interest margin is related to an increase in the yield on average earning assets. Quarter-to-date average earning assets increased $67,614,238, or 4.6 percent, over the third quarter of 1996. This increase is partially related to the Company experiencing a lower cash reserve requirement at the Federal Reserve Bank during 1997.

Part 1 -- Item 2
Page 8 of 9



Provision for Loan Losses

          The provision for loan losses for the third quarter of 1997 totaled $1,100,000, compared to $600,000 for the third quarter of 1996. Annualized net charge-offs as a percent of average loans were .39 percent for the third quarter of 1997, compared to .30 percent for the same period of 1996.

Noninterest Income

          Noninterest income increased by $2,063,180, or 35.7 percent, from the third quarter of 1996 to the third quarter of 1997. Service charges on deposit accounts increased $174,659, or
10.4 percent.

          Investment brokerage commissions totaled $1,351,216, a
49.4 percent increase over the third quarter of 1996. Mortgage banking income grew by $435,076 due to increased volumes of loans closed and sold on the secondary market with servicing retained.

          Insurance commissions and fees decreased by $123,102 from the prior year. Included in this category are credit insurance commissions, which increased by $255,091, and insurance agency commissions, which decreased by $378,193. The decrease in insurance agency commissions is related to the sale of the Company's insurance agency in Marshalltown, Iowa, in the third quarter of 1997.

          Other service charges, collection and exchange charges, commissions and fees increased $222,195 from the prior year, of which $83,977 was attributable to increases in real estate commissions, $27,477 from fees associated with ATM/debit cards and $25,816 from commissions on the sale of official checks.

          Other operating income increased $668,049 from the third quarter of the prior year. The third quarter of 1997 included the gain on the sale of the Marshalltown insurance agency of $821,000, while the third quarter of 1996 included $350,948 of one-time items.

          Net gains from securities transactions totaled $141,743 for the third quarter of 1997, versus net losses in the third quarter of 1996 of $5,162.

Noninterest Expense

          Noninterest expense increased by 1.3 percent when comparing the third quarter of 1997 with the third quarter of 1996. The Company's net noninterest margin was (1.74) percent for the third quarter of 1997, compared to (2.25) percent for the third quarter of 1996.

Part 1 -- Item 2
Page 9 of 9



          When comparing the third quarter of 1997 to the third quarter of 1996, the largest noninterest expense variances were in the categories of FDIC deposit insurance assessment, other operating expense and compensation.

          The Company's FDIC deposit insurance assessment expense decreased by $1,330,198 when comparing the third quarter of 1997 to the same period for 1996. This decrease is due to the third quarter 1996 one-time assessment mandated by federal legislation to fully reserve the Savings Insurance Association Fund. The
Company's assessment, recorded in the third quarter of 1996, totaled $1.3 million.

          Compensation and related fringe benefit costs increased by 9.9 percent over the third quarter of 1996. Fixed salaries decreased by 5.0 percent, while variable compensation increased by
36.0 percent. Other compensation increased $634,846 primarily due to bonuses and long-term stock compensation expense, which are directly related to higher 1997 earnings and the Company's advancing stock price.

          Other operating expense for the third quarter of 1997 increased by $932,828, primarily due to increases in expenses associated with consulting, legal and training, as well as an increase in the loss on the sale of fixed assets.


Looking Ahead

          The company-wide commitment to sales and continuous improvement produced significant results during the first three quarters of 1997. The Company will continue to focus on creating a sales-oriented culture throughout the organization. Through on-going sales training, growing market competence and a renewed focus on our clients and communities, the Company is producing dramatically improved results.

          The Company is emphasizing convenience banking by delivering products and services via telephone through Brenton
Direct and a computerized response Anytime line, as well as through transaction cards, ATMs, direct deposit and automatic payment programs.

          The Company also established a web site on the Internet during the 1997. The web site, at www.brentonbank.com, contains information about the Company's products and services.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended September 30, 1997.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


November 10, 1997         /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President


November 10, 1997         /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer