Form 10-K
period 1997-12-31
BRENTON BANKS INC
filed 1998-03-30
CIK 14060

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 0-6216

BRENTON BANKS, INC.
(Exact name of registrant as specified in its charter)

     Incorporated in Iowa                                No. 42-0658989
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

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

Common Stock, $2.50 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was $212,450,914.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 13, 1998.

                     17,340,626 shares Common Stock, $2.50 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 1997 calendar year is incorporated by reference into Part I, Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1997, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                 1 of 216 Total Pages

TABLE OF CONTENTS

PART I
                                                                        Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         (A)  General Description . . . . . . . . . . . . . . . . . . . .  5

         (B)  Recent Developments . . . . . . . . . . . . . . . . . . . .  6

         (C)  Affiliated Banks  . . . . . . . . . . . . . . . . . . . . .  7

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  7

         (E)  Executive Officers and Policymakers of the
              Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  7

         (F)  Employees . . . . . . . . . . . . . . . . . . . . . . . . .  9

         (G)  Supervision and Regulation  . . . . . . . . . . . . . . . .  9

         (H)  Governmental Monetary Policy and Economic
              Conditions  . . . . . . . . . . . . . . . . . . . . . . . . 10

         (I)  Competition . . . . . . . . . . . . . . . . . . . . . . . . 10

         (J)  Statistical Disclosure  . . . . . . . . . . . . . . . . . . 12

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 26

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . . . 26

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 26

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . 26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk       27

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . 27

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


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

PART I

Item 1.   Business.

          (A)  General Description.

     Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1997, the Parent Company had direct control of its commercial and savings bank (hereinafter the "affiliated banks"), both located in Iowa. The commercial bank is a state bank incorporated under the laws of the State of Iowa and the savings bank is a federal savings bank organized under the laws of the United States. Both of the affiliated banks are members of the Federal Deposit Insurance Corporation.

     Brenton Banks, Inc. and its subsidiaries (the "Company") engage in retail, commercial, business and agricultural banking and related financial services from 46 locations throughout Iowa. In connection with this banking industry segment, the Company provides the usual products and services of banking such as deposits, commercial loans, business loans, agribusiness loans, personal loans and trust services.

     The principal services provided by the Company are accepting deposits and making loans. The significant loan categories are commercial, business, commercial real estate, agribusiness and personal. Commercial and business loans are made to business enterprises principally to finance inventory, operations or other assets at terms generally up to 5 years. The principal risk involves the customers' management skills and general economic conditions. Commercial real estate mortgage loans are routinely made for terms up to 20 years for real property used in a borrower's business. Repayment primarily depends upon the financial performance and the cash flow of the business enterprise. Declines in commercial real estate values could ultimately affect the collectibility of these types of loans. Agribusiness loans are made to farmers for financing crop inputs, equipment, livestock and real property used in farming activities. Agribusiness loans are also made to businesses related to or that support the production and sale of agricultural products. Weather conditions and government policies have major influences on agricultural financial performance and ultimately the borrower's ability to repay loans. Personal loans are made to individuals primarily on a secured basis to finance such items as residential mortgages, home improvements, personal property, education and vehicles. Unsecured personal loans are made on a limited basis. The individual's credit worthiness and economic conditions affecting the job market are the primary risks associated with personal loans. Personal loans generally do not exceed 5 years. For all loan types, the primary criteria used in determining whether to make a loan is the borrower's ability to repay, which is based upon a cash flow analysis, and willingness to pay supported by a historical review of credit management.

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

          (B)  Recent Developments.

     New Director. In January 1998, the Board of Directors increased the number of directors from seven to eight and named Robert J. Currey to fill the position. Mr. Currey is the President of 21st Century Telecom Group, Inc. in Chicago, Illinois. Mr. Currey has no prior relationship or affiliation with the Company.

     Stock Split. In January 1998, the Board of Directors declared a 2-for-1 stock split for stockholders of record as of February 10, 1998, payable February 20, 1998. As a result, the par value of the Company's common stock was reduced from $5.00 to $2.50 per share and authorized shares were increased to 50 million.

     Common Stock Dividends. On May 6, 1997, the Board of Directors declared a ten percent common stock dividend to stockholders of record on May 15, 1997. On October 7, 1996, the Board of Directors declared a ten percent common stock dividend to stockholders of record on October 17, 1996. Fractional shares resulting from both stock dividends were paid in cash.

     Stock Option Plan. On September 5, 1996, a special meeting of stockholders was held to approve the Brenton Banks, Inc. 1996 Stock Option Plan (the "Plan"). The Plan, which was approved, authorizes the granting of options on up to 1,210,000 shares (all share and per-share data have been restated for the 2-for-1 stock split and the ten percent common stock dividends) of the Company's common stock to key employees of the Company. The price at which options may be exercised cannot be less than the fair market value of the shares at the date the options are granted. The options are subject to certain performance vesting requirements and maximum exercise periods, as established by the Compensation Committee of the Board of Directors. During 1997 and 1996, 1,122,940 options have been granted under the Plan to 43 current employees of the Company with option prices ranging from $10.073 to $16.750 per share.

     Common Stock Repurchase Plan. As part of the Company's ongoing capital management and stock repurchase plan, in 1997 the Board of Directors authorized additional stock repurchases of $10,000,000 of the Company's common stock. For the years ended December 31, 1997, 1996 and 1995, the Company repurchased 695,480, 695,400 and 516,266 shares (restated for the 2-for-1 stock split), respectively, at total costs of $10,014,087, $8,248,331 and $4,830,111.

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

          (C)  Affiliated Banks.

    The 2 affiliated banks had 42 banking locations at December 31, 1997, located in 13 of Iowa's 99 counties. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below.

     The main office of Brenton Bank is located in Des Moines, Iowa.
Des Moines is the largest city in Iowa. In addition to its main banking location, Brenton Bank has 38 offices located throughout Iowa and provides services to customers in numerous counties across the state.

     Brenton Savings Bank, FSB is located in Ames, Iowa, and has offices in Ames and Story City. The savings bank serves customers in Story County.

          (D)  Bank-Related Subsidiaries and Affiliates.

     Brenton Investments, Inc., a wholly owned subsidiary of Brenton Bank, was formed in 1992 and provides a full array of retail investment brokerage services to customers. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1997, this subsidiary had 41 licensed brokers serving all Brenton banks.

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

     Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, is currently inactive.

          (E)  Executive Officers and Policymakers of the Registrant.

     The term of office for the executive officers and policymakers of the Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers and policymakers of the Company as of March 13, 1998, the offices held by these executive officers and policymakers on that date, the period during which the officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:


                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________

C. Robert Brenton         67  Chairman of the Board        1990       Chairman, Brenton Bank -
Des Moines, Iowa              Brenton Banks, Inc.                     October 1995 to November 1997

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________


Robert L. DeMeulenaere    58  President and Chief          1994       President, Brenton Bank - January 1994 to
Des Moines, Iowa                Executive Officer                     November 1997; President/Treasurer, Brenton
                              Brenton Banks, Inc.                     Mortgages, Inc. - August 1989 to July 1994;
                              Chairman and Chief           1997       CEO, Brenton Bank and Trust Company of
                                Executive Officer                     Cedar Rapids - August 1990 to January 1994;
                              Brenton Bank                            Senior Vice President of the Parent Company -
                                                                      August 1990 to January 1994

Larry A. Mindrup          56  President                    1997       CEO, Brenton Savings Bank, FSB; Ames - April
Des Moines, Iowa              Chief Banking Officer        1995       1994 to March 1996; President, Brenton Bank,
                              Brenton Bank                            N.A., Des Moines - May 1995 to September
                                                                      1995; President, Brenton Savings Bank, FSB,
                                                                      Ames - April 1994 to April 1995; President,
                                                                      Trust Officer and Director, Brenton National
                                                                      Bank - Poweshiek County - January 1991 to
                                                                      March 1994

Phillip L. Risley         55  Executive Vice President/    1997       Executive Vice President of the Parent
Des Moines, Iowa              Chief Administrative         1995       Company - January 1992 to December 1995;
                                Officer/                              President and CEO, Brenton Bank, N.A.,
                              Cashier                      1995       Des Moines - February 1990 to May 1995;
                              Brenton Bank                            Vice President - Operations of the Parent
                                                                      Company - May 1984 to January 1992;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to
                                                                      September 1995

Perry C. Atwood           43  Chief Sales Officer          1996
Des Moines, Iowa              Brenton Bank

Woodward G. Brenton       47  Chief Commercial             1995       President and CEO, Brenton First National
Des Moines, Iowa               Banking Officer                        Bank - January 1992 to October 1995; Executive
                              Brenton Bank                            Vice President, Brenton First National Bank,
                                                                      Davenport - January 1991 to January 1992

Charles N. Funk           43  Regional President           1997       Chief Investment/ALCO Officer - October 1995
Des Moines, Iowa              President, Des Moines        1997       to September 1997; Vice President -
                              Brenton Bank                            Investments, Brenton Banks, Inc. - December
                                                                      1991 to October 1995

Steven T. Schuler         46  Chief Financial Officer/     1990       Executive Vice President, Brenton Bank
Des Moines, Iowa                Treasurer/Secretary        1986       Services Corporation - May 1992 to
                              Brenton Banks, Inc. and                 September 1995
                              Brenton Bank

Norman D. Schuneman       55  Chief Credit Officer          1995      Senior Vice President - Lending of the
Des Moines, Iowa              Brenton Bank                            Parent Company - January 1990 to
                                                                      December 1995; Executive Vice President,
                                                                      Brenton Bank, N.A., Des Moines - July
                                                                      1985 to October 1995

Elizabeth M. Piper/Bach   45  Chief Financial Services      1997
Des Moines, Iowa                Officer
                              Brenton Bank
                              President                     1995
                              Brenton Investments, Inc.



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

          (F)  Employees.

     On December 31, 1997, the Parent Company had 3 full-time employees and 2 part-time employees. On December 31, 1997, the Company had 591 full-time employees and 166 part-time employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

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

     Brenton Bank is a state chartered bank subject to the supervision of and regular examination by the Iowa Superintendent of Banking and, because of its membership in the Federal Deposit Insurance Corporation ("FDIC"), is subject to examination by the FDIC. Brenton Bank is required to maintain certain minimum capital ratios established by its primary regulator. The provisions of the FDIC Act restrict the activities that insured state chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, the FDIC Act grants the FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.

     The affiliated savings bank is subject to the supervision of and regular examination by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. As a savings institution, the savings bank is a member of the Federal Home Loan Bank of Des Moines, it is required to maintain certain minimum capital ratios established by the OTS and must meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1997, Brenton Savings Bank, FSB complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

     During 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. This law amends certain provisions of the federal banking laws (including the Bank Holding Company Act) to permit the acquisition of banks by banks or bank holding companies domiciled outside of the home state of the acquired bank. The law became effective on June 1, 1997. The Interstate Banking Act seeks to provide a uniform interstate banking law for all 50 states. The provisions of the law allow states to impose certain "non-discriminatory" conditions upon interstate mergers, including limits on the
concentration of deposits.  	According to Iowa's banking law, Iowa-based
banks and bank holding companies can acquire banks and bank holding companies located in other states. Iowa law prohibits a bank holding company or bank controlled by a bank holding company from acquiring additional Iowa based banks or bank holding companies if the total deposits in Iowa of such bank holding company and its affiliates would exceed 10 percent of the total deposits of all banks and thrifts in the state.

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

     The multi-bank holding companies which own banks in Iowa are in direct competition with one another. Brenton Banks, Inc. is the largest multi-bank holding company domiciled in Iowa. As of June 30, 1997, Brenton Banks, Inc.'s affiliated banks held approximately 3.3% of total Iowa bank and thrift deposits. There are seven other multi-bank holding companies which operate banks in Iowa, but are domiciled in other states. The Iowa deposits of these holding companies are of similar size or greater when compared to Brenton Banks, Inc. Since December 31, 1997, two additional acquisitions by multi-bank holding companies domiciled outside of Iowa have been announced.

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

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields and average rates paid for each of the three years ending December 31:


                                             1997                             1996                          1995
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

                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets
  Loans (1,2)                     $  970,115 $ 85,540  8.82%     $  919,578 $ 79,921  8.69%     $  945,724 $ 82,136  8.69%
  Investment securities held to
    maturity:
    Taxable investments:
     Securities of United States
      government agencies              7,925      485  6.11          38,596    2,362  6.12          27,381    1,570  5.73
     Mortgage-backed and related
      securities                       2,594      191  7.36           3,509      261  7.45          36,214    2,370  6.54
     Other investments                 2,181      136  6.25           4,166      255  6.12           2,364      130  5.49
    Tax-exempt investments:
     Obligations of states and
      political subdivisions(2)       56,204    3,777  6.72          51,639    3,449  6.68          50,235    4,044  8.05
  Investment securities available
    for sale:
     United States Treasury
      securities                      45,459    2,748  6.05          36,582    2,109  5.76          42,416    2,271  5.35
     Securities of United States
      government agencies             71,958    4,555  6.33          77,436    4,606  5.95          79,000    4,939  6.25

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax-equivalent basis using a federal income tax rate of 35 percent in
     1997 and 1996 and 34 percent in 1995 and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments. The standard federal income tax rate is used for consistency of presentation.

     1

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued


                                              1997                            1996                          1995
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average            Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average  Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance   Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________

                                                         (Dollars in thousands)
     Mortgage-backed and related
      securities                     217,817   13,835  6.35         207,029   12,780  6.17         113,834    6,658  5.85
     Other investments                12,998      832  6.40           8,955      568  6.34           9,536      710  7.44
     Tax-exempt investments:
      Obligations of states and
       political subdivisions (1)     99,868    7,035  7.04          85,471    6,097  7.13         100,859    6,763  6.71
  Loans held for sale                 10,284      811  7.89           7,983      676  8.47           5,908      396  6.70
  Federal funds sold and
     securities purchased under
     agreements to resell             31,472    1,742  5.54          26,188    1,417  5.41          39,763    2,264  5.69
  Trading account securities              12        1  4.26             ---      ---   ---             ---      ---   ---
  Interest-bearing deposits
     with banks                        2,460      118  4.80           1,393       68  4.87           1,076       67  6.20
                                   _________  _______  ____       _________  _______  ____       _________  _______  ____
 Total interest-earning assets(1)  1,531,347 $121,806  7.95%      1,468,525 $114,569  7.80%      1,454,310 $114,318  7.86%
 Allowance for loan losses           (12,171) _______  ____         (11,440) _______  ____         (11,166) _______  ____
 Cash and due from banks              58,681                         65,439                         57,138
 Premises and equipment               29,841                         31,728                         31,436
 Other assets                         41,771                         28,642                         29,508
                                   _________                      _________                      _________
 Total assets                     $1,649,469                     $1,582,894                     $1,561,226

(1)  Interest income and yields are stated on a tax-equivalent basis using a federal income tax rate of 35 percent in 1997 and 1996 and 34 percent in 1995 and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments. The standard federal income tax rate is used for consistency of presentation.
</table



Item 1(J) Business - Statistical Disclosure, Continued

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued




                                             1997                            1996                           1995
                                  ______________________________ ______________________________ ______________________________
                                            Interest    Average             Interest   Average             Interest   Average
                                   Average  Income or  Yields or  Average   Income or Yields or  Average   Income or Yields or
                                   Balance   Expense     Rates    Balance    Expense    Rates    Balance    Expense    Rates
                                  _________ __________ _________ __________ _________ _________ __________ _________ _________
                                                                      (Dollars in thousands)
Liabilities and stockholders'
equity:
 Interest-bearing liabilities:
  Interest-bearing deposits:
   Demand                         $   81,430 $ 2,332   2.86%     $  376,259 $11,194   2.98%     $  355,819 $11,842   3.33%
   Savings                           551,509  15,903   2.88         241,250   6,134   2.54         231,633   6,638   2.87
   Time                              567,258  31,075   5.48         583,508  32,179   5.51         626,497  34,595   5.52
  Federal funds purchased and
    securities sold under
    agreements to repurchase          78,234   3,413   4.36          59,276   2,470   4.17          40,237   1,641   4.08
   Other short-term borrowings        53,223   3,183   5.98          17,294   1,015   5.87           6,536     371   5.67
   Long-term borrowings               32,056   2,199   6.86         33,094   2,339   7.07           37,264   2,621   7.03
                                   _________  ______   ____       _________  ______   ____       _________  ______   ____
 Total interest-bearing
  liabilities                      1,363,710 $58,105   4.26%      1,310,681 $55,331   4.22%      1,297,986 $57,708   4.45%

 Noninterest-bearing deposits        139,480  ______   ____         131,051  ______   ____         128,770  ______   ____
 Accrued expenses and other
  liabilities                         17,097                         17,521                         14,896
                                   _________                      _________                      _________
 Total liabilities                 1,520,287                      1,459,253                      1,441,652

 Minority interest                     4,691                          4,471                          4,391
 Common stockholders' equity         124,491                        119,170                        115,183
                                   _________                      _________                      _________
 Total liabilities and
  stockholders' equity            $1,649,469                     $1,582,894                     $1,561,226
                                   _________                      _________                      _________
 Net interest spread (1)                               3.69%                          3.58%                          3.41%
                                                       ____                           ____                           ____
 Net interest income/margin (1)              $63,701   4.16%                $59,238   4.03%                $56,610   3.89%
                                              ______   ____                  ______   ____                  ______   ____

(1)  Interest income and yields are stated on a tax-equivalent basis using a federal income tax rate of 35 percent in 1997 and 1996 and 34 percent in 1995 and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments. The standard federal income tax rate is used for consistency of presentation.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31:


                                                       1997 vs. 1996                    1996 vs. 1995
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (In thousands)                   (In thousands)
Interest Income:
 Loans (1,2)                                     $ 5,619    4,443     1,176       $(2,215)   (2,272)      57

 Investment securities held
  to maturity:
   Taxable investments:
    Securities of United States government
     agencies                                     (1,877)  (1,874)       (3)          792       680      112
    Mortgage-backed and related
     securities                                      (70)     (67)       (3)       (2,109)   (2,394)     285
    Other investments                               (119)    (124)        5           125       109       16
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                                328      306        22          (595)      110     (705)

 Investment securities available
  for sale:
   Taxable investments:
    United States Treasury securities                639      532       107          (162)     (328)     166
    Securities of United States government
     agencies                                        (51)    (337)      286          (333)      (96)    (237)
    Mortgage-backed and related securities         1,055      678       377         6,122     5,734      388
    Other investments                                264      259         5          (142)      (42)    (100)
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                                938    1,015       (77)         (666)   (1,078)     412

 Loans held for sale                                 135      184       (49)          280       160      120

 Federal funds sold and securities purchased
  under agreements to resell                         325      291        34          (847)     (739)    (108)
 Trading account securities                            1        1       ---           ---       ---      ---

 Interest-bearing deposits with banks                 50       51        (1)            1        17      (16)
                                                 _______   ______    ______       _______    ______    _____

                                                   7,237    5,358     1,879           251      (139)     390
                                                 _______   ______    ______       _______    ______    _____
Interest Expense:
 Interest-bearing deposits:
  Demand                                          (8,862)  (8,458)     (404)         (648)      655   (1,303)
  Savings                                          9,769    8,847       922          (504)      267     (771)
  Time                                            (1,104)    (891)     (213)       (2,416)   (2,371)     (45)

 Federal funds purchased and securities sold
  under agreements to repurchase                     943      822       121           829       793       36

 Other short-term borrowings                       2,168    2,148        20           644       631       13

 Long-term borrowings                               (140)     (72)      (68)         (282)     (295)      13
                                                 _______   ______    ______       _______    ______    _____

                                                   2,774    2,396       378        (2,377)     (320)  (2,057)
                                                 _______   ______    ______       _______    ______    _____

Net interest income                              $ 4,463    2,962     1,501         2,628       181    2,447
                                                 _______   ______    ______       _______    ______    _____

Note: The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(1)  Nonaccrual loans have been included in the analysis of volume and rate variances.

(2)  Computed on a tax-equivalent basis using a federal income tax rate of 35 percent in 1997 and 1996 and 34 percent in 1995 and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1997. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.



                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (In thousands)
Interest-earning assets:
 Loans (1)(3)                                     $  366,382    26,643     77,755   470,780   408,626   110,556    989,962
 Trading account securities                               77       ---        ---        77       ---       ---         77
Investment securities:
 Available for sale:
    Taxable investments (3)                           41,734    40,766     63,772   146,272   198,304    32,764    377,340
    Tax-exempt investments                             6,836     5,502      7,427    19,765    61,044    28,505    109,314
 Held to maturity:
    Taxable investments                                1,327     6,261        867     8,455       361        90      8,906
    Tax-exempt investments                             3,903     6,635     13,814    24,352    27,074     8,747     60,173
                                                    ________    ______     ______   _______   _______   _______    _______
      Total investment securities                     53,800    59,164     85,880   198,844   286,783    70,106    555,733
 Loans held for sale                                  19,304       ---        ---    19,304       ---       ---     19,304
 Federal funds sold and securities purchased under
  agreements to resell                                 9,300       ---        ---     9,300       ---       ---      9,300
 Interest-bearing deposits with banks                  1,320       ---        ---     1,320       ---       ---      1,320
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-earning assets                     $  450,183    85,807    163,635   699,625   695,409   180,662  1,575,696
                                                   _________ _________  _________ _________  ________   _______  _________

Interest-bearing liabilities:
 Interest-bearing deposits:
  Demand and savings deposits (2)                 $  645,029       ---        ---   645,029       ---       ---    645,029
  Time deposits                                      132,121   114,384    124,796   371,301   186,803       130    558,234
 Federal funds purchased and securities sold
  under agreements to repurchase                      92,633       ---        ---    92,633       ---       ---     92,633
  Other short-term borrowings                          7,700    38,000     28,000    73,700       ---       ---     73,700
  Long-term borrowings                                   ---       ---      1,090     1,090    31,056     4,516     36,662
                                                   _________ _________  _________ _________  ________   _______  _________
Total interest-bearing liabilities                $  877,483   152,384    153,886 1,183,753   217,859     4,646  1,406,258
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP                          $ (427,300)  (66,577)     9,749  (484,128)  477,550   176,016    169,438
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP ratio                         .51:1     .56:1     1.06:1     .59:1    3.19:1   38.89:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

Cumulative interest sensitivity GAP               $ (427,300) (493,877)  (484,128) (484,128)   (6,578)  169,438    169,438
                                                   _________ _________  _________ _________  ________   _______  _________
Cumulative interest sensitivity GAP ratio              .51:1     .52:1      .59:1     .59:1    1.00:1    1.12:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________


(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

(3)  Assumed repayments on mortgage-related loans and investments are based upon projected prepayment speeds which are determined by considering Wall Street estimates.

     16

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                                         December 31,
                                               ______________________________

                                                   1997      1996      1995
                                                   ____      ____      ____
                                                        (In thousands)

Investment securities available for sale
 (market value):

 Taxable investments:
  United States Treasury securities               $ 38,790   41,351   27,775
  Securities of United States government agencies   86,660   98,153   72,822
  Mortgage-backed and related securities           230,933  219,447  191,028
  Other investments                                 20,957    8,193    9,071

 Tax-exempt investments:
  Obligations of states and political subdivisions 109,314   93,955   95,674
                                                   _______  _______  _______

                                                   486,654  461,099  396,370
                                                   _______  _______  _______

Investment securities held to maturity
  (amortized cost):

 Taxable investments:
  Securities of United States government agencies    5,025   15,065   48,595
  Mortgage-backed and related securities             2,363    3,041    3,653
  Other investments                                  1,518    2,466    6,145

 Tax-exempt investments:
  Obligations of states and political subdivisions  60,173   52,183   49,689
                                                   _______  _______  _______

                                                    69,079   72,755  108,082
                                                   _______  _______  _______

               Total investment securities        $555,733  533,854  504,452
                                                   _______  _______  _______

     17

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1997:


                                          Investments by Maturity and Yields at December 31, 1997
                               ____________________________________________________________________________

                                                      After One            After Five
                                    Within           but through          but through            After
                                   One Year           Five Years           Ten Years           Ten Years

                               _______________     _______________      _______________     _______________
                               Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield
                               ______    _____     ______    _____      ______    _____     ______    _____
                                                              (Dollars in thousands)
Investment securities
  available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 23,723    6.08%   $ 15,067    6.29%  $    ---      ----%  $    --      ----%
  Securities of United States
   government agencies         17,094    5.42      29,803    6.24     36,636      6.67     3,127      7.89
  Mortgage-backed and
   related securities          68,035    6.18     115,420    6.30     44,119      6.61     3,359      6.60
  Other investments            15,767    6.09       2,690    5.77        ---      ----     2,500      6.57

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      19,766    6.35      61,044    6.91     13,972      7.71    14,532      7.98
                              _______    ____     _______    ____    _______      ____    ______      ____

                              144,385    6.09     224,024    6.45     94,727      6.79    23,518      7.62
                              _______    ____     _______    ____    _______      ____    ______      ____

Investment securities held
  to maturity:

 Taxable investments:
  Securities of United States
   government agencies            ---    ----         ---    ----      5,025      6.21       ---      ----
  Mortgage-backed and
   related securities             690    7.33       1,428    7.33        245      7.36       ---      ----
  Other investments             1,068    6.11         359    6.77         91      7.58       ---      ----

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      24,342    6.28      26,903    6.74      3,995      7.83     4,933      8.36
                              _______    ____     _______    ____    _______      ____    ______      ____

                               26,100    6.30      28,690    6.77      9,356      6.95     4,933      8.36
                              _______    ____     _______    ____    _______      ____    ______      ____
Total investment securities  $170,485    6.12%   $252,714    6.49%  $104,083      6.81%  $28,451      7.75%
                              _______    ____     _______    ____    _______      ____    ______      ____


NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The weighted average yields for tax-exempt obligations have been adjusted to a fully-taxable basis, assuming a 35 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1997 the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.
     18

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:


                                                                          December 31
                                                      ____________________________________________________
                                                          1997       1996       1995       1994       1993
                                                          ____       ____       ____       ____       ____
                                                                         (In thousands)
1. Real estate loans:
   a. Commercial construction and land development    $ 30,007     42,693     38,123     26,549     24,189
   b. Secured by 1-4 family residential property,
        including home equity loans                    342,134    338,010    319,430    389,713    349,810
   c. Other                                            161,989    150,395    163,739    143,960    129,574
2. Loans to financial institutions                          --         --         --         --         --
3. Loans to farmers                                     79,036     69,660     68,543     71,853     66,574
4. Commercial and industrial loans                     160,428    132,395    119,368    115,280     90,521
5. Loans to individuals for personal expenditures      217,405    207,197    199,489    221,627    214,401
6. All other loans                                       2,190      1,594      1,501      1,232        812
                                                       _______    _______    _______    _______    _______

                                                      $993,189    941,944    910,193    970,214    875,881
                                                       _______    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1997 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):



                                                     Loans by Maturity at December 31, 1997
                                                    ________________________________________
                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (In thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 23,759     4,881       1,367    30,007
   b. Other                                           41,832    60,692      59,465   161,989
2. Loans to financial institutions                        --        --          --        --
3. Loans to farmers                                   51,429    24,629       2,978    79,036
4. Commercial and industrial loans                   105,597    41,077      13,754   160,428
5. All other loans                                     1,116       702         372     2,190
                                                     _______   _______      ______   _______

                                                    $223,733   131,981      77,936   433,650
                                                     _______   _______      ______   _______



          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $ 59,532
                                              _______

          Floating interest rates            $150,385
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

                           1997      1996      1995      1994      1993
                           ____      ____      ____      ____      ____
                                          (In thousands)
Nonaccrual                $3,227     2,663     2,639     3,784     1,605

Restructured                 513       568       178       298       323

Past due 90 days or more   2,972     2,936     2,802       940     2,085
                           _____     _____     _____     _____     _____

   Nonperforming loans    $6,712     6,167     5,619     5,022     4,013
                           _____     _____     _____     _____     _____

          Interest income recorded during 1997 on nonaccrual and restructured loans amounted to $157,000. The amount of interest income which would have been recorded during 1997, if nonaccrual and restructured loans had been current in accordance with the original terms, was $402,000.

          The amounts scheduled above include the entire balance of any particular loan. Much of the scheduled amount is adequately collateralized, and thus does not represent the amount of anticipated charge-offs in the future. The loans scheduled are representative of the entire customer base of the Company and, therefore, are not concentrated in a specific industry or geographic area. Overdrafts are loans for which interest does not normally accrue. Since overdrafts are generally low volume, they were not included in the above schedule, unless there was serious doubt concerning collection.

          The accrual of interest income is stopped when the ultimate collection of a loan becomes doubtful. A loan is placed on nonaccrual status when it becomes 90 days past due, unless it is both well secured and in the process of collection. Once determined uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present serious concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This serious concern may eventually result in certain of these loans being classified in one of the above-scheduled categories. At December 31, 1997, these loans amounted to less than $1 million.

           As of December 31, 1997, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $341,000 and $488,000 at December 31, 1997, and 1996, respectively.
     21

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31, for each of the past five years:


                                                                       Year Ended December 31
                                                           _______________________________________________
                                                            1997      1996      1995      1994      1993
                                                            ____      ____      ____      ____      ____
                                                                           (In thousands)
Total loans at the end of the year                        $993,189   941,944   910,193   970,214   875,881
                                                           _______   _______   _______   _______   _______

Average loans outstanding                                  970,115   919,578   945,724   936,370   802,088
                                                           _______   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                   $ 11,328    11,070    10,913     9,818     9,006
                                                           _______   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                            299       479        41        83       109
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             196       365        36        31        68
  Commercial and industrial loans                              890       594       340       337        54
  Loans to individuals for personal expenditures             2,844     2,623     2,960     1,943     1,230
  All other loans                                               --        --        --        48        70
                                                           _______   _______   _______   _______   _______

    Total charge-offs                                        4,229     4,061     3,377     2,442     1,531
                                                           _______   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                            217        68        66       101       101
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             109       138        50       146        81
  Commercial and industrial loans                              184        95       400       334       248
  Loans to individuals for personal expenditures             1,223     1,118     1,153       947       641
  All other loans                                               --        --        --        21        20
                                                           _______   _______   _______   _______   _______
    Total recoveries                                         1,733     1,419     1,669     1,549     1,091
                                                           _______   _______   _______   _______   _______
Net loans charged-off during year                            2,496     2,642     1,708       893       440
                                                           _______   _______   _______   _______   _______
Additions to allowance charged to operating expense          3,900     2,900     1,865     1,988     1,252
                                                           _______   _______   _______   _______   _______
Allowance for loan losses - end of the year               $ 12,732    11,328    11,070    10,913     9,818
                                                           _______   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.28%     1.20      1.22      1.12      1.12
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .26%      .29       .18       .10       .05
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

          In the following summary, the Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:


                                                                   Year Ended December 31
                                 __________________________________________________________________________________________
                                        1997              1996              1995              1994             1993

                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for   of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                 (Dollars in thousands)
Real estate loans                  $ 2,400    53.8%    2,200    56.4%  $ 2,400   57.3%   $2,600    57.7%   $2,400    57.5%
Loans to financial institutions         --      --        --      --        --     --        --      --        --      --
Loans to farmers                     1,200     8.0     1,000     7.4     1,300    7.5     1,400     7.4     1,600     7.6
Commercial and industrial loans      3,800    16.1     3,200    14.0     2,900   13.1     2,800    11.9     2,700    10.3
Loans to individuals for personal
  expenditures                       5,332    21.9     4,928    22.0     4,470   21.9     4,113    22.8     3,118    24.5
All other loans                         --      .2        --      .2        --     .2        --      .2        --      .1
                                    ______   _____    ______   _____    ______  ______   ______   _____     _____   _____
                                   $12,732   100.0%  $11,328   100.0%  $11,070  100.0%  $10,913   100.0%   $9,818   100.0%
                                    ______   _____    ______   _____    ______  _____    ______   _____     _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31
                                    __________________________________________

                                    1997             1996             1995
                                ____________     ____________     ____________
                                Amount  Rate     Amount  Rate     Amount  Rate
                                ______  ____     ______  ____     ______  ____
                                             (Dollars in thousands)
Noninterest-bearing deposits $  139,480   --% $  131,051   --% $  128,770   --
%
Interest-bearing deposits:
   Demand                        81,430 2.86     376,259 2.98     355,819 3.33
   Savings                      551,509 2.88     241,250 2.54     231,633 2.87
   Time                         567,258 5.48     583,508 5.51     626,497 5.52
                              _________        _________        _________

                             $1,339,677       $1,332,068       $1,342,719
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1997:

                                               Large Time Deposits
                                                  by Maturity at
          Maturity Remaining                    December 31, 1997
          __________________                   ___________________
                                                  (In thousands)

          Less than 3 months                          $29,676
          Over 3 through 6 months                      20,770
          Over 6 through 12 months                     15,411
          Over 12 months                               15,039
                                                       ______

                                                      $80,896
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31
                                                     ________________________
                                                      1997     1996     1995
                                                      ____     ____     ____
Return on average total assets:
  Net income before deduction of minority interest    1.14%     .92%     .71%

Return on average equity                             14.47    11.76     9.04

Common dividend payout ratio                         27.03    27.24    33.82

Average equity to average assets                      7.55     7.53     7.38

Equity to assets ratio                                7.36     7.41     7.47

Tier 1 leverage capital ratio                         7.63     7.62     7.45

Primary capital to assets                             8.32     8.33     8.40

     24

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1997        1996        1995
                                               ____        ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31            $92,633      66,826       41,107
Weighted average interest rate at
  December 31                                   4.48%       3.74         4.14
Maximum amount outstanding at any
  quarter-end                                $92,633      73,359       41,107
Average amount outstanding during
  the year                                   $78,234      59,276       40,237
Weighted average interest rate during
  the year                                      4.36%       4.17         4.08


          Information relative to other short-term borrowings, which consist primarily of Federal Home Loan Bank borrowings, follows:

                                               1997       1996        1995
                                               ____       ____        ____
                                                  (Dollars in thousands)
Amount outstanding at December 31             $73,700     34,150     2,500
Weighted average interest rate at
  December 31                                    6.02%      5.97      4.68
Maximum amount outstanding at any
  quarter-end                                 $73,700     34,150     7,000
Average amount outstanding during
  the year                                    $53,223     17,294     6,536
Weighted average interest rate during
  the year                                       5.98%      5.87      5.67

     25

Item 2.   Properties.

     At December 31, 1997, the affiliated banks and subsidiaries had 46 service locations with approximately 338,000 square feet, all located in Iowa. Of these locations, 32 were owned by the Company - approximately 264,000 square feet; 3 were owned buildings on leased land - approximately 30,000 square feet and 11 were operated under lease contracts with unaffiliated parties
- approximately 44,000 square feet.

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


PART II

Item 5.   Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The information appearing on pages 25 and 32 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit
13 hereto, is incorporated herein by reference.

     There were approximately 1,550 holders of record of the Parent Company's $2.50 common stock as of March 13, 1998. The closing bid price of the Parent Company's common stock was $20.88 on March 13, 1998.

     The Parent Company increased dividends to common shareholders in 1997 to $.273 per share, a 31.9 percent increase over $.207 for 1996. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1998, the Board of Directors declared a dividend of $.085 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.

Item 6.  Selected Financial Data.

     The information appearing on page 12 of the Company's
Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information appearing on pages 3 through 10 of the Company's
Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market
Risk.

     The information appearing on page 4 of the Company's
Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information appearing on pages 13 through 31 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Within the twenty-four months prior to the date of the most recent financial statements, there has been no change of accountants of the Company.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1997, is incorporated herein by reference. See also Item 1(E) of this Form 10-K captioned "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1997, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1997, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     All loans made by the Parent Company's affiliated banks to directors, nominees, executive officers and associates of such persons were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. There were no other reportable transactions.


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

          The following exhibits and financial statement schedules are filed as part of this report:

          (a)     1.  Financial Statements: See the financial statements on
                      pages 13 through 31 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated by reference herein.

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

                      Exhibit 10.2

                      1996 Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 1,210,000 shares of the Company's $2.50 par value common stock. This 1996 Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1996.

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

                      Exhibit 10.5

                      Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 726,000 shares of the Company's $2.50 par value common stock.

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

                      Exhibit 10.10

                      Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1997, setting forth the terms of the Parent Company's
                      $2,000,000 short-term debt agreement.

                      Exhibit 10.11

                      Data Processing Agreement dated December 1, 1991 by and between ALLTEL Information Services, Inc., (formerly Systematics, Inc.) and Brenton Bank (formerly Brenton Information Systems, Inc.). This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                      Exhibit 10.12

                      Correspondent Services Agreement dated
                      November 13, 1996 between Brenton Bank and the Federal Home Loan Bank of Des Moines.
                      This Correspondent Services Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                      Exhibit 10.13

                      Adoption Agreement #003 - Nonstandardized Code
                      Section 401(k) Profit Sharing Plan, effective November 14, 1996. This Adoption Agreement #003 is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

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

                      Exhibit 10.15

                      Indenture Agreement with respect to Capital
                      Notes dated April 14, 1992.

                      Exhibit 10.16

                      Indenture Agreement with respect to Capital
                      Notes dated March 27, 1991.  This Indenture
                      Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                      Exhibit 10.17

                      Indenture Agreement with respect to Capital
                      Notes dated August 5, 1991.  This Indenture
                      Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

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

                      Exhibit 10.20

                      Indenture Agreement with respect to Capital
                      Notes dated April 10, 1996.  This Indenture
                      Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                      Exhibit 10.21

                      Indenture Agreement with respect to Capital
                      Notes dated April 23, 1997.

                      Exhibit 10.22

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

                      Exhibit 10.24

                      Split Dollar Insurance Agreement between the
                      Company and Brenton Life Insurance Trust for the benefit of Junius C. Brenton, dated January 12, 1997. This Split Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

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

                      Exhibit 10.27

                      Agreement between Norman D. Schuneman and the
                      Company regarding the change in control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                      Exhibit 10.28

                      Twelfth Amendment to Data Processing Agreement dated July 1, 1995, by and between ALLTEL
                      Information Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation). This Twelfth Amendment to Data Processing Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1995.

                      Exhibit 10.29

                      Thirteenth Amendment to Data Processing
                      Agreement dated December 1, 1995, by and between ALLTEL Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton
                      Bank (formerly Brenton Bank Services Corporation). This Thirteenth Amendment to Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                      Exhibit 11

                      Statement of computation of earnings per share.

                      Exhibit 12

                      Statement of computation of ratios.

                      Exhibit 13

                      The Appendix to the Proxy Statement for Brenton Banks, Inc. for the 1997 calendar year.

                      Exhibit 21

                      Subsidiaries.

                      Exhibit 23

                      Consent of KPMG Peat Marwick LLP to the incorporation of their report dated January 30, 1998, relating to certain consolidated financial statements of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

                      Exhibit 27

                      Financial Data Schedule (filed only with Electronic Transmission).

                      Exhibit 27.1

                      Restated Financial Data Schedule (filed only with Electronic Transmission).

                      Exhibit 27.2

                      Restated Financial Data Schedule (filed only with Electronic Transmission).

                      Exhibit 27.3

                      Restated Financial Data Schedule (filed only with Electronic Transmission).

          The Parent Company will furnish to any shareholder upon request a copy of any exhibit upon payment of a fee of $.50 per page. Requests for copies of exhibits should be directed to Steven
T. Schuler, Chief Financial Officer/Treasurer/Secretary, at Brenton Banks, Inc., P.O. Box 961, Des Moines, Iowa 50304-0961.

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1997.
     33

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ C. Robert Brenton
Chairman of the Board of Directors
C. ROBERT BRENTON

Date:  March 12, 1998




          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By  /s/ C. Robert Brenton
Chairman of the Board and Director
C. ROBERT BRENTON
Principal Executive Officer

Date:  March 12, 1998




By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 12, 1998
     34

By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer
Chief Accounting Officer

Date:  March 12, 1998




BOARD OF DIRECTORS


By  /s/ William H. Brenton
WILLIAM H. BRENTON

Date:  March 12, 1998


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 12, 1998


By  /s/ R. Dean Duben
R. DEAN DUBEN

Date:  March 12, 1998


By  /s/ Hubert G. Ferguson
HUBERT G. FERGUSON

Date:  March 12, 1998


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 12, 1998


By
ROBERT J. CURREY

Date:

EXHIBIT INDEX

Exhibits                                                               Page

          Exhibit 3

          The Articles of Incorporation, as amended, and Bylaws,
          as amended, of Brenton Banks, Inc.  . . . . . . . . . . .   41

          Exhibit 10.1

          Summary of the Company's Bonus Plans under which some
          of the executive officers of the Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year.  . . . . . . . . . . . . . . . .101

          Exhibit 10.2

          1996 Stock Option Plan, Administrative Rules and
          Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate
          of 1,210,000 shares of the Company's $2.50 par value
          common stock. This 1996 Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from
          Form 10-Q of Brenton Banks, Inc. for the quarter ended
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

          Exhibit 10.5

          Non-Qualified Stock Option Plan, Administrative Rules
          and Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate of
          726,000 shares of the Company's $2.50 par value common
          stock.. . . . . . . . . . . . . . . . . . . . . . . . .    106
     36

          Exhibit 10.6

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and
          Company performance. This Long-Term Stock Compensation
          Plan, Agreements and related documents are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.. . . . . . . . . . . .   120

          Exhibit 10.7

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1993, under which
          certain of the Company's senior officers and bank
          presidents are eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and
          Company performance. This Long-Term Stock Compensation
          Plan, Agreements and related documents are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1993. . . . . . . . . . . ..   121

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

          Exhibit 10.10

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1997, setting forth
          the terms of the Parent Company's $2,000,000 short-term
          debt agreement. . . . . . . . . . . . . . . . . . . . ..   124

          Exhibit 10.11

          Data Processing Agreement dated December 1, 1991 by and
          between ALLTEL Information Services, Inc., (formerly
          Systematics, Inc.) and Brenton Bank (formerly Brenton
          Information Systems, Inc.).  This Data Processing Agreement
          is incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . .   130

          Exhibit 10.12

          Correspondent Services Agreement dated November 13, 1996 between Brenton Bank and the Federal Home Loan Bank of
          Des Moines.  This Correspondent Services Agreement is
          incorporated by reference from Form 10-K of Brenton Banks,
          Inc. for the year ended December 31, 1996. . . . . . .     131

          Exhibit 10.13

          Adoption Agreement #003 - Nonstandardized Code Section
          401(k) Profit Sharing Plan, effective November 14, 1996.
          This Adoption Agreement #003 is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1996.  . . . . . . . . . . . . . . . . . . .  132

          Exhibit 10.14

          Indenture Agreement with respect to Capital Notes dated
          April 12, 1993. This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1993. . . . . . . . . . . . . . .  133

          Exhibit 10.15

          Indenture Agreement with respect to Capital Notes dated
          April 14, 1992.. . . . . . . . . . . . . . . . . . . . . . 134

          Exhibit 10.16

          Indenture Agreement with respect to Capital Notes dated
          March 27, 1991.  This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1996.   . . . . . . . . . . . . .  152

          Exhibit 10.17

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . . . 153

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1994.. . . ..  154

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1995. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1995.. . . .   155

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1996.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . .   156

          Exhibit 10.21

          Indenture Agreement with respect to Capital Notes
          dated April 23, 1997.  . . . . . . . . . . . . . . . . . . 157

          Exhibit 10.22

          Split Dollar Insurance Agreement between the Company,
          William H. Brenton Crummy Trust and William H. Brenton
          Crummy Trust II, dated November 23, 1994.  This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1994.. . . . . . . . . . . . . . . . . . . .  159

          Exhibit 10.23

          Split Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of C.
          Robert Brenton, dated August 12, 1994. This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1994. . . . . . . . . . . . . . . . . . . .   160

          Exhibit 10.24

          Split Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          Junius C. Brenton, dated January 12, 1997..This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1996.  . . . . . . . . . . . . .  . . . . .   161

          Exhibit 10.25

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangements,
          dated December 31, 1994.  This Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.  . . . . . . . . . . . . 162

          Exhibit 10.26

          Agreement between Larry A. Mindrup and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  This Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1994. . . . . . . . . . . . . . .  163

          Exhibit 10.27

          Agreement between Norman D. Schuneman and the Company
          regarding the change in control arrangements, dated
          December 31, 1994.  This Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1995. . . . . . . . . . . . . . .  164

          Exhibit 10.28

          Twelfth Amendment to Data Processing Agreement dated
          July 1, 1995, by and between ALLTEL Information
          Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Bank Services Corporation).  This Twelfth
          Amendment to Data Processing Agreement is incorporated
          by reference from Form 10-Q of Brenton Banks, Inc. for
          the quarter ended September 30, 1995. . . . . . . . . . .  165

          Exhibit 10.29

          Thirteenth Amendment to Data Processing Agreement dated
          December 1, 1995, by and between ALLTEL Information
          Services, Inc. (formerly Systematics Financial Services,
          Inc.) and Brenton Bank (formerly Brenton Bank Services
          Corporation).  This Thirteeneth Amendment to Data
          Processing Agreement is incorporated by reference from
          Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1995. . . . . . . . . . . . . . . . . . . . . 166

          Exhibit 11

          Statement of computation of earnings per share. . . . . .  167

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . .  169

          Exhibit 13

          The Appendix to the Proxy Statement for Brenton Banks,
          Inc. for the 1997 calendar year. . . . . . . . . . . . .   173

          Exhibit 21

          Subsidiaries. . . . . . . . . . . . . . . . . . . . .  .   209

          Exhibit 23

          Consent of KPMG Peat Marwick LLP to the incorporation
          of their report dated January 30, 1998, relating to
          certain consolidated financial statements of Brenton
          Banks, Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  . . . . . . . . . . . . . . . . .  211

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  . . . . . . . . . . . . . . . . . . . . .  213

          Exhibit 27.1

          Restated Financial Data Schedule (filed only with
          Electronic Transmission).  . . . . . . . . . . . . . . .  214

          Exhibit 27.2

          Restated Financial Data Schedule (filed only with
          Electronic Transmission).  . . . . . . . . . . . . . . .  215

          Exhibit 27.3

          Restated Financial Data Schedule (filed only with
          Electronic Transmission).   . . . . . . . . . . . . . .  216
     40