Form 10-Q
period 1998-03-31
BRENTON BANKS INC
filed 1998-05-15
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to __________

Commission file number 0-6216



                      BRENTON BANKS, INC.
     (Exact name of registrant as specified in its charter)


Incorporated in Iowa                               No. 42-0658989
(State or other jurisdiction of   (I.R.S. Employer Identification)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 4, 1998.

       17,272,622 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                             March 31,     December 31,
                                                                                  1998             1997
                                                                          ____________     ____________
Assets:

Cash and due from banks                                                   $   82,084,796      77,468,210
Interest-bearing deposits with banks                                           1,441,341       1,319,700
Federal funds sold and securities purchased
  under agreements to resell                                                  36,600,000       9,300,000
Trading account securities                                                            --          77,220
Investment securities:
  Available for sale                                                         484,327,765     486,653,872
  Held to maturity (approximate market value of
  $67,840,000 and $69,852,000 at March 31, 1998,
  and December 31, 1997, respectively)                                        67,018,282      69,079,622
                                                                           _____________   _____________
Investment securities                                                        551,346,047     555,733,494
                                                                           _____________   _____________
Loans held for sale                                                           31,107,387      19,303,411
Loans                                                                        989,009,123     993,189,110
  Allowance for loan losses                                                  (13,349,509)    (12,732,131)
                                                                           _____________   _____________
Loans, net                                                                   975,659,614     980,456,979
                                                                           _____________   _____________
Premises and equipment                                                        31,630,870      28,898,589
Accrued interest receivable                                                   15,126,421      15,233,682
Other assets                                                                  32,182,095      30,692,512
                                                                           _____________   _____________
Total assets                                                              $1,757,178,571   1,718,483,797
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  162,559,300     161,007,156
  Interest-bearing:
    Demand                                                                   115,472,400     117,664,352
    Savings                                                                  561,300,498     527,364,856
    Time                                                                     540,973,012     558,234,127
                                                                           _____________   _____________
Total deposits                                                             1,380,305,210   1,364,270,491
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             104,101,892      92,632,576
Other short-term borrowings                                                   76,000,000      73,700,000
Accrued expenses and other liabilities                                        16,846,228      16,980,763
Long-term borrowings                                                          44,662,000      36,662,000
                                                                           _____________   _____________
Total liabilities                                                          1,621,915,330   1,584,245,830
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,858,107       4,858,668
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                          --              --

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   17,285,626 and 17,334,048 shares issued and outstanding
   at March 31, 1998 and December 31, 1997, respectively                      43,214,065      43,335,120
  Capital surplus                                                                     --              --
  Retained earnings                                                           84,158,383      82,824,333
  Accumulated other comprehensive income--
    unrealized gains on securities available for sale, net                     3,032,686       3,219,846
                                                                           _____________   _____________
Total common stockholders' equity                                            130,405,134     129,379,299
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,757,178,571   1,718,483,797
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)
                                                                             Three Months Ended
                                                                                     March 31,
                                                                                 1998          1997
                                                                           ______________  ____________
Interest Income
  Interest and fees on loans                                             $21,870,666    20,441,367
  Interest and dividends on investments:
    Available for sale - taxable                                           5,864,593     5,648,122
    Available for sale - tax-exempt                                        1,282,017     1,163,010
    Held to maturity - taxable                                               144,531       314,181
    Held to maturity - tax-exempt                                            701,028       619,760
                                                                          __________    __________
Total interest and dividends on investments                                7,992,169     7,745,073
                                                                          __________    __________
  Interest on federal funds sold and securities
    purchased under agreements to resell                                     391,204       277,144
  Other interest income                                                       66,215         9,338
                                                                          __________    __________
Total interest income                                                     30,320,254    28,472,922
                                                                          __________    __________
Interest Expense
  Interest on deposits                                                    12,283,180    12,078,873
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                                    1,062,067       710,599
  Interest on other short-term borrowings                                  1,010,802       527,244
  Interest on long-term borrowings                                           700,260       538,575
                                                                          __________    __________
Total interest expense                                                    15,056,309    13,855,291
                                                                          __________    __________
Net interest income                                                       15,263,945    14,617,631
Provision for loan losses                                                  1,050,000       900,000
                                                                          __________    __________
Net interest income after provision for loan losses                       14,213,945    13,717,631
                                                                          __________    __________
Noninterest Income
  Service charges on deposit accounts                                      1,837,674     1,710,458
  Investment brokerage commissions                                         1,439,729     1,015,603
  Mortgage banking income                                                  1,411,058       550,272
  Fiduciary income                                                           842,248       809,137
  Insurance commissions and fees                                             357,663       959,549
  Other service charges, collection and exchange
    charges, commissions and fees                                          1,014,607       738,874
  Net realized gains from securities available for sale                      119,311       250,665
  Other operating income                                                     464,390       415,103
                                                                          __________    __________
Total noninterest income                                                   7,486,680     6,449,661
                                                                          __________    __________
Noninterest Expense
  Compensation                                                             6,817,520     6,282,594
  Employee benefits                                                        1,516,948     1,294,553
  Occupancy expense of premises, net                                       1,463,805     1,466,058
  Furniture and equipment expense                                            961,635       968,768
  Data processing expense                                                    634,287       723,907
  Marketing                                                                  350,026       344,979
  Supplies                                                                   325,420       273,788
  FDIC deposit insurance assessment                                           69,559        71,287
  Other operating expense                                                  2,768,513     2,610,240
                                                                          __________    __________
Total noninterest expense                                                 14,907,713    14,036,174
                                                                          __________    __________
Income before income taxes and minority interest                           6,792,912     6,131,118
Income taxes                                                               1,906,849     1,753,721
                                                                          __________    __________
Income before minority interest                                            4,886,063     4,377,397
Minority interest                                                            167,085       176,041
                                                                          __________    __________
Net income                                                               $ 4,718,978     4,201,356
                                                                          ==========    ==========
Per common share:
  Net income-basic                                                       $       .27           .24
  Net income-diluted                                                             .27           .23
  Cash dividends                                                                .085          .059

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                 For the three months ended March 31,
                                                                        1998               1997
                                                                 _______________      _______________
Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,718,978         4,201,356
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
          Provision for loan losses  . . . . . . . . . . . . . .     1,050,000           900,000
          Depreciation and amortization  . . . . . . . . . . . .     1,106,733         1,152,131
          Net realized gains from securities available
            for sale . . . . . . . . . . . . . . . . . . . . . .      (119,311)         (250,665)
          Investment securities amortization and accretion              86,721           405,852
          Net (increase) decrease in loans held for sale  . . . . .(11,803,976)          656,306
          Net increase in accrued interest
            receivable and other assets                             (1,366,362)       (1,252,928)
          Net increase (decrease) in accrued expenses, other
               liabilities and minority interest . . . . . . . .      (128,513)          996,675
                                                                    __________        ___________
Net cash provided (used) by operating activities                    (6,455,730)        6,808,727
                                                                    __________        ___________


Investing Activities:
  Investment securities available for sale:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .   (65,767,641)       (57,537,041)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .    62,667,015         42,647,478
     Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,142,023         32,361,209
  Investment securities held to maturity:
     Purchases . . . . . . . . . . . . . . . . . . . . . . . . .    (2,559,836)        (5,300,724)
     Maturities  . . . . . . . . . . . . . . . . . . . . . . . .     4,628,489          4,073,626
  Net (increase) decrease in loans . . . . . . . . . . . . . . .     3,747,365        (21,975,508)
  Purchases of premises and equipment . . . . . . . . . . .         (3,738,730)          (885,368)
  Proceeds from sale of premises and equipment  . . . . . .                 --            (25,300)
                                                                   ___________       ____________
Net cash provided (used) by investing activities  . . . . . . .      4,118,685         (6,641,628)
                                                                   ___________       ____________


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits . . . . . . . . . . .      33,295,834         (9,272,420)
  Net decrease in time deposits  . . . . . . . . . . . . . . . .   (17,261,115)        (1,582,329)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase  . . . . . .    11,469,316          8,535,480
  Net increase (decrease) in other short-term borrowings . . . .     2,300,000         (3,000,000)
  Proceeds of long-term borrowings . . . . . . . . . . . . . . .     8,010,000             66,000
  Repayment of long-term borrowings  . . . . . . . . . . . . . .       (10,000)           (99,024)
  Dividends on common stock  . . . . . . . . . . . . . . . . . .    (1,486,409)        (1,050,544)
  Proceeds from issuance of common stock under
     the employee stock purchase plan . . . . . . . . . . . . . .      294,210            188,631
  Proceeds from issuance of common stock under
     the stock option plan                                                  --            131,832
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                           1,094,155            457,561
  Payment for shares reacquired under common stock
     repurchase plan . . . . . . . . . . . . . . . . . . . . . .    (3,407,939)        (3,116,138)
                                                                   ___________        ___________
Net cash provided (used) by financing activities                    34,298,052         (8,740,951)
                                                                   ___________        ___________

Net increase (decrease) in cash and cash equivalents                31,961,007         (8,573,852)
Cash and cash equivalents at the beginning of the year . . . . .    88,165,130         92,832,078
                                                                   ___________        ___________
Cash and cash equivalents at the end of the period                $120,126,137         84,258,226
                                                                   ===========        ===========

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period  . . . . . . . . . . . . . . . .  $ 14,278,996           13,632,710
Income taxes paid during the period  . . . . . . . . . . . . . .            --                   --
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income

                                            (Unaudited)
                                                                              Three Months Ended
                                                                                      March 31,
                                                                                  1998          1997
                                                                             ______________  ____________
Net Income                                                               $4,718,978     4,201,356
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period, net of tax                                          (261,729)     (643,854)
  Less: reclassification adjustment for net gains
    including in net income, net of tax                                     (74,569)     (156,666)
                                                                         __________     _________
Other comprehensive income, net of tax                                     (187,160)     (487,188)
                                                                         __________     _________
Comprehensive income                                                     $4,531,818     3,714,168
                                                                         ==========     =========

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

2.  Additional Footnote Information

    In reviewing these financial statements, reference should be made to the notes to consolidated financial statements contained in the Appendix to the Proxy Statement for the year ended December 31, 1997.

3.  Statements of Cash Flows

    In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold and securities purchased under agreements to resell.

4.  Changes in Accounting Policies

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997, and was adopted by the Company effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The statement of comprehensive income has been added to the accompanying financial statements.

5.  Income Taxes

    Federal income tax expense for the three months ended March 31, 1998, and 1997, was computed using the consolidated effective federal income tax rates.

    For the first three months of 1998 and 1997, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 3


6.  Common Stock Transactions

    On January 29, 1998, the Board of Directors declared a 2-for-1 stock split for holders of record on February 10, 1998. As a result, the par value of the Company's common stock was changed from $5.00 to $2.50 per share and authorized shares were increased to 50 million. The additional common stock certificates were distributed on February 20, 1998. All per-share data has been restated to reflect the 2-for-1 stock split.

    During the first three months of 1998, no options were exercised under the Company's 1987 Nonqualified Stock Option Plan.

    In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first three months of 1998 and 1997, was $0 and $300,000, respectively. The Company issued 100,588 and 33,178 shares of common stock under the long-term stock compensation plan during the first three months of 1998 and 1997, respectively, adding $1,094,155 and $457,561, respectively, to the equity of the Company. All outstanding grants vested as of December 31, 1997, and no restricted or performance shares are outstanding as of March 31, 1998.

    As part of the Company's on-going stock repurchase plan, in January 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock during 1998. Through March 31, 1998, 163,000 shares had been repurchased at a cost of $3,407,939.

    The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 13,990 shares of common stock under this plan during the first three months of 1998. This transaction added $294,210 to the equity of the Company.

Part 1 -- Item 1
Page 3 of 3


7.  Income Per Share

    Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 1998 and 1997, was 17,392,866 and 17,708,776, respectively.

    Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares, including the 1996 Stock Option Plan, the 1987 Nonqualified Stock Option Plan and the Long-term Stock Compensation Plan, outstanding for the three months ended March 31, 1998, and 1997, was 17,754,382 and 18,129,233, respectively.

PART 1 -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

     Net income for the first quarter of 1998 was $4,718,978, up 12.3 percent from $4,201,356 one year ago. The Company's annualized return on average equity (ROE) was 14.42 percent, compared to 13.75 percent one year ago; the annualized return on average assets (ROA) was 1.14 percent, compared to 1.09 percent for the same period in 1997.

     Common stockholders' equity totaled $130,405,134 as of March 31, 1998, a .8 percent increase from December 31, 1997. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at March 31, 1998, was 10.86 percent and the total risk-based capital ratio was 11.98 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.61 percent at March 31, 1998, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

     As part of the Company's ongoing stock repurchase plan, 163,000 shares have been repurchased during the first quarter of 1998 at a cost of $3,407,939. The Board of Directors has approved the repurchase of $10 million of the Company's common stock during 1998. Since the inception of the plan in 1994, the Company has repurchased 2,159,746 shares at a total cost of $27,351,418.

     In January 1998, the Board of Directors declared a 2-for-1 stock split for holders of record as of February 10, 1998, payable February 20, 1998. As a result of this action, each shareholder received one additional share of common stock for each share outstanding. The par value of the stock was reduced from $5.00 to $2.50 and authorized shares were increased to 50 million. All per-share data has been restated to reflect the 2-for-1 stock split.

     The Company paid a dividend of $.085 per common share in the first quarter of 1998, which represents an increase of 44.1 percent over $.059 per share for the first quarter of 1997. The dividend payout ratio for the first quarter of 1998 was 31.5 percent of diluted earnings per common share.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent
Company") was 7.8 percent at March 31, 1998. This percentage is unchanged from December 31, 1997. In addition, the Parent Company has a $2 million line of credit with a regional bank that was unused at the end of March 1998. Long-term borrowings of the Parent Company at March 31, 1998, consisted entirely of capital notes totaling $10,112,000.

Part 1 -- Item 2
Page 2 of 9


     Brenton Banks, Inc. common stock closed on March 31, 1998, at a bid price of $21.13 per share, an increase of 67.6 percent over the prior year. The closing price at March 31, 1998, was 280.2 percent of the book value per share of $7.54. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 20.1 times.

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


Market Risk Management

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 1998 changed when compared to 1997.

Part 1 -- Item 2
Page 3 of 9


     The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes on the Company's deposit products and the rates and volumes on the Company's loan production.

     The following table sets forth the estimated changes in net interest income (expressed as a percent of 1997 net interest income) for projected hypothetical changes in market interest rates. As shown in the table, the Company's net interest income is more sensitive in a falling rate scenario than in a rising rate scenario. As market rates decline, the assumed speed of fixed-rate loan repayments increases, causing the funds received to be reinvested at lower rates. Current interest rates on certain liabilities are at a level that does not allow for significant downward repricing should market interest rates decline significantly.
As market rates increase, fixed-rate loans are less likely to prepay, therefore, slowing the opportunity to reinvest at the assumed higher rates. In either a rising or falling interest rate environment, the Company believes it has taken actions to minimize the actual impact on net interest income. Those actions include the origination of variable-rate consumer and commercial loans, the use of fixed-rate Federal Home Loan Bank advances as alternatives to certificates of deposit and active management of the investment securities portfolio to provide for cash flows that will facilitate interest rate risk management. In selected cases, the Company may enter into interest rate swaps, however, the amount of swaps at March 31, 1998, and assumed in the projection of net interest income are not material. The Company entered into an interest rate floor contract at the end of 1997 to mitigate the effect falling interest rates would have on certain deposit accounts with contracted minimum interest rates. Actual changes in net interest income may differ from estimated changes set forth in this table due to various risks and uncertainties concerning how actual repricing opportunities will differ from assumed repricing opportunities.

Part 1 -- Item 2
Page 4 of 9


Change in net interest income due to projected hypothetical changes in market interest rates:

Assumed changes
in market rates      1998         1999            2000
-300 bps             -4.8%        -10.8           -14.1
-200 bps             -3.5          -8.3           -10.9
-100 bps             -2.1          -4.6            -6.2
  Flat               -0.5          -1.4            -2.0
+100 bps              0.6           1.6             2.3
+200 bps             -1.7           0.3             2.3
+300 bps             -3.6          -0.4             3.0

(Changes in hypothetical interest rates are assumed to be instantaneous and sustained parallel shifts in the yield curve.)

Asset/Liability Management

     The Company has a fully-integrated asset-liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations, as previously discussed, that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The goal is to structure the balance sheet so net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

     The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to LIBOR curve, the better the prospects for net interest income improvement. This curve is very flat at this time.

     To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. When appropriate for interest rate management purposes, the Company will consider securitization of real estate loans. The Company continues to focus on reducing interest rate risk by emphasizing growth in variable-rate loans. Other actions taken to minimize interest rate risk were previously discussed under the heading "Market Risk Management."

Part 1 -- Item 2
Page 5 of 9


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet customer commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, respond to market changes or adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 31.4 percent of the Company's total assets at March 31, 1998.

     The Company has historically maintained a stable deposit base and a relatively low level of large deposits which result in a low dependence on volatile liabilities. As of March 31, 1998, the Company had advances of $110,550,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $90,550,000 were used as a means of providing long-term, fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $20,000,000 represents an advance on a variable-rate, short-term $20,000,000 line of credit used to fund mortgage loans originated for sale. The Company had additional borrowing capacity available from the FHLB of approximately $35 million at March 31, 1998.

     The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 1998.


Results of Operations

The three months ended March 31, 1998, compared to the three months ended March 31, 1997.

Net Income

     For the three months ended March 31, 1998, Brenton recorded net income of $4,718,978, which is an increase of 12.3 percent from net income for the first three months of 1997, which totaled $4,201,356. Diluted net income per common share was $.27 per share for the first quarter of 1998, compared to $.23 per share for the first quarter of 1997, an increase of 17.4 percent.

Part 1 -- Item 2
Page 6 of 9


Net Interest Income

     Average interest-earning assets rose 6.1 percent, while average interest-bearing liabilities increased 5.7 percent from the first three months of 1997 to the first three months of 1998. Net interest income increased 4.4 percent to $15,263,945, compared to $14,617,631 for the first quarter of 1997 as favorable volume variances exceeded unfavorable rate variances. Net interest margin declined 3 basis points from 4.12 percent for the first three months of 1997 to 4.09 percent for the current quarter. An increase in the cost of funds resulted from higher NOW account volume and an aggressive effort to win new client deposit relationships through the sale of competitively-priced products.

Loan Quality

     At March 31, 1998, total loans had grown 2.6 percent to $989.0 million from $963.7 million a year earlier. Loan quality remains strong with nonperforming loans totaling $10,380,000, or 1.05 percent of loans, at March 31, 1998, compared to $5,838,000, or .61 percent, at March 31, 1997. The increase was primarily due to two commercial loans for which losses are not anticipated. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more.

     The allowance for loan losses, which totaled $13.3 million, represented 128.61 percent of nonperforming loans at March 31, 1998, compared to 204.93 percent at March 31, 1997. On March 31, 1998, reserves stood at 1.35 percent of total loans, compared to 1.24 percent a year ago.

     The provision for loan losses totaled $1,050,000 for the three months ended March 31, 1998, compared to $900,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. Net charge-offs were .17 percent of average loans for the first three months of 1998, compared with .11 percent for the same period last year.

     Management believes the allowance for loan losses at March 31, 1998, was sufficient to absorb potential loan losses within the portfolio.

Noninterest Income

     Noninterest income for the three months ended March 31, 1998, was $7,367,369 (excluding securities gains and losses), an 18.9 percent increase from $6,198,996 one year ago.

Part 1 -- Item 2
Page 7 of 9


     Compared to the same period a year ago, service charges on deposits were up $127,216, or 7.4 percent. This growth was primarily due to increased account analysis charges on commercial and business deposit accounts.

     Investment brokerage commissions increased by $424,126, or 41.8 percent, due to strong financial markets and successful sales initiatives.

     Mortgage banking revenues rose 156.4 percent to total $1,411,058 for the first quarter of 1998. The increase in mortgage banking revenues is the result of significantly higher mortgage loan origination volume fueled by the lower interest rate environment. Residential real estate loan closings for the first quarter of 1998 totaled $95 million, compared to $28 million for the first quarter of 1997.

     Other service charges, collection and exchange charges, commissions and fees increased $275,733, or 37.3 percent, to $1,014,607. The increase was the result of higher real estate commissions and letter of credit fees.

     Other operating income increased 11.9 percent from one year ago to $464,390 primarily due to income from bank-owned life insurance policies.

     Insurance commissions and fees declined 62.7 percent to $357,663 for the first quarter of 1998 compared to the same quarter of 1997 due to the July 1997 sale of one of the Company's insurance agencies. The Company is committed to the insurance business, but desires to grow its insurance operations through other distribution channels.

     Securities transactions produced gains of $119,311 compared to gains of $250,665 for the same period in 1997.

Noninterest Expense

     Noninterest expense totaled $14,907,713 at March 31, 1998, a 6.2 percent increase from the first quarter of 1997.

     Compensation expense, the largest component of noninterest expense, increased 8.5 percent over the prior year. Standard salaries rose 3.4 percent, while variable compensation, including commissions and incentives, increased 59.0 percent due to higher sales of fee-related products. Other compensation decreased by $181,967, primarily due to the expiration of a long-term stock compensation plan. The number of full-time equivalent employees increased by 2.0 percent over the first quarter of 1997.

Part 1 -- Item 2
Page 8 of 9


     Benefits expense increased 17.2 percent, due to higher year-end bonus and incentive payments and increases in medical insurance premiums and retirement plan expense. This item is historically higher in the first quarter of the year than the remaining quarters.

     Transferring the distributed computing "help desk" function to an internal operation reduced data processing expenses by 12.4 percent, or $89,620, for first quarter 1998.

     Supplies expense increased $51,632 from the prior year to $325,420 due to the timing of purchases. Other operating expense increased by 6.1 percent to $2,768,513 due to increases in check processing fees, personnel recruitment expense and dataline costs.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of noninterest expense.

     The Company's net noninterest margin, which measures operating efficiency, was 1.76 percent, compared to 1.94 percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At March 31, 1998, the Company's efficiency ratio was 63.17 percent, compared to 64.92 percent one year ago.

     The "Year 2000 Issue", which has received much media coverage recently, is a top priority for Brenton. The Company's core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") products and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL are working in partnership to address the Year 2000 issues of the core application programs as well as all other computer software programs used in the Company. The incremental expense associated with becoming Year 2000 compliant is not anticipated to be material. However, there is an opportunity cost associated with this project in that the people involved are regular Brenton and ALLTEL employees who would normally be spending their time on other projects. There will be benefits as a result of this project because systems are being improved in addition to becoming Year 2000 compliant.

     The Company has a Year 2000 Committee and Plan in place and has been executing on that Plan. The Company expects to have all core application systems Year 2000 compliant by the end of 1998 and all other software products compliant by early 1999, with further testing to take place throughout the remainder of 1999.

Part 1 -- Item 2
Page 9 of 9


Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 28.1 percent for the first three months of 1998 compared to 28.6 percent for 1997.

Looking Ahead

     The Company will continue refining market competence and selling skills through ongoing sales training. The Company will also continue to nurture and support the development of stronger partnerships between associates throughout the organization. The objective is to provide tools to Brenton bankers to enable them to take a more proactive role in understanding their clients' goals and to develop custom-tailored financial strategies and solutions for them. The desired results are to strengthen new and existing partnerships with clients across Iowa and to provide them with lifetime financial solutions.

    The Company will also aggressively pursue strategies to increase loans, fee income and core deposits, while controlling costs.


Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

     The information appearing on pages 2 through 4 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1998.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


May 7, 1997           /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------Dated
                  Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


May 7, 1997           /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer