Form 10-Q
period 1998-06-30
BRENTON BANKS INC
filed 1998-08-13
CIK 14060

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                               or

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

                   Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August
3, 1998.

       18,972,551 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                               June 30,     December 31,
                                                                                 1998          1997
                                                                             ____________  ____________
Assets:

Cash and due from banks                                                   $   73,930,693      77,468,210
Interest-bearing deposits with banks                                           1,664,526       1,319,700
Federal funds sold and securities purchased
  under agreements to resell                                                  10,000,000       9,300,000
Trading account securities                                                        64,429          77,220
Investment securities:
  Available for sale                                                         490,839,549     486,653,872
  Held to maturity (approximate market value of
  $56,199,000 and $69,852,000 at June 30, 1998,
  and December 31, 1997, respectively)                                        55,471,609      69,079,622
                                                                           _____________   _____________
Investment securities                                                        546,311,158     555,733,494
                                                                           _____________   _____________
Loans held for sale                                                           29,292,110      19,303,411
Loans                                                                      1,005,400,747     993,189,110
  Allowance for loan losses                                                  (13,920,495)    (12,732,131)
                                                                           _____________   _____________
Loans, net                                                                   991,480,252     980,456,979
                                                                           _____________   _____________
Premises and equipment                                                        32,060,009      28,898,589
Accrued interest receivable                                                   14,651,238      15,233,682
Other assets                                                                  38,673,859      30,692,512
                                                                           _____________   _____________
Total assets                                                              $1,738,128,274   1,718,483,797
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  164,483,514     161,007,156
  Interest-bearing:
    Demand                                                                   108,290,761     117,664,352
    Savings                                                                  563,340,376     527,364,856
    Time                                                                     539,835,746     558,234,127
                                                                           _____________   _____________
Total deposits                                                             1,375,950,397   1,364,270,491
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             107,494,436      92,632,576
Other short-term borrowings                                                   60,000,000      73,700,000
Accrued expenses and other liabilities                                        14,959,443      16,980,763
Long-term borrowings                                                          42,683,000      36,662,000
                                                                           _____________   _____________
Total liabilities                                                          1,601,087,276   1,584,245,830
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,858,214       4,858,668
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                          --              --

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   18,972,551 and 17,334,048 shares issued and outstanding
   at June 30, 1998 and December 31, 1997, respectively                       47,431,377      43,335,120
  Capital surplus                                                                     --              --
  Retained earnings                                                           82,166,731      82,824,333
  Accumulated other comprehensive income--
    unrealized gains on securities available for sale, net                     2,584,676       3,219,846
                                                                           _____________   _____________
Total common stockholders' equity                                            132,182,784     129,379,299
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,738,128,274   1,718,483,797
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                   Six Months Ended                 Three Months Ended
                                                        June 30,                            June 30,
                                                     1998        1997                   1998        1997
                                                     ____        ____                   ____        ____
Interest Income
  Interest and fees on loans                     $44,163,781  41,571,371           22,293,115   21,130,004
  Interest and dividends on investments:
    Available for sale - taxable                  11,690,595  11,052,977            5,826,002    5,404,855
    Available for sale - tax-exempt                2,645,446   2,366,534            1,363,429    1,203,524
    Held to maturity - taxable                       199,943     495,653               55,412      181,472
    Held to maturity - tax-exempt                  1,367,237   1,290,316              666,209      670,556
                                                  __________  __________           __________   __________
Total interest and dividends on investments       15,903,221  15,205,480            7,911,052    7,460,407
                                                  __________  __________           __________   __________
  Interest on federal funds sold and securities
    purchased under agreements to resell             828,828     833,085              437,624      555,941
  Other interest income                              117,015      44,843               50,800       35,505
                                                  __________  __________           __________   __________
Total interest income                             61,012,845  57,654,779           30,692,591   29,181,857
                                                  __________  __________           __________   __________
Interest Expense
  Interest on deposits                            24,776,555  24,382,409           12,493,375   12,303,536
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                  2,271,047   1,652,606            1,208,980      942,007
  Interest on other short-term borrowings          1,989,554   1,197,491              978,752      670,247
  Interest on long-term borrowings                 1,447,130   1,070,372              746,870      531,797
                                                  __________  __________           __________   __________
Total interest expense                            30,484,286  28,302,878           15,427,977   14,447,587
                                                  __________  __________           __________   __________
Net interest income                               30,528,559  29,351,901           15,264,614   14,734,270
Provision for loan losses                          2,100,000   1,800,000            1,050,000      900,000
                                                  __________  __________           __________   __________
Net interest income after provision for
  loan losses                                     28,428,559  27,551,901           14,214,614   13,834,270
                                                  __________  __________           __________   __________
Noninterest Income
  Service charges on deposit accounts              3,692,655   3,529,124            1,854,981    1,818,666
  Investment brokerage commissions                 2,822,852   2,156,101            1,383,123    1,140,498
  Mortgage banking income                          3,458,706   1,238,019            2,047,648      687,747
  Fiduciary income                                 1,658,248   1,522,648              816,000      713,511
  Insurance commissions and fees                     768,801   1,727,444              411,138      767,895
  Other service charges, collection and
    exchange charges, commissions and fees         2,080,875   1,529,629            1,066,268      790,755
  Net realized gains from securities
    available for sale                               244,576     276,456              125,265       25,791
  Other operating income                             866,119     708,798              401,729      293,695
                                                  __________  __________           __________   __________
Total noninterest income                          15,592,832  12,688,219            8,106,152    6,238,558
                                                  __________  __________           __________   __________
Noninterest Expense
  Compensation                                    13,979,392  12,589,353            7,161,872    6,306,759
  Employee benefits                                2,669,280   2,319,417            1,152,332    1,024,864
  Occupancy expense of premises, net               2,940,789   2,864,366            1,476,984    1,398,308
  Furniture and equipment expense                  2,040,497   1,762,192            1,078,862      793,424
  Data processing expense                          1,286,203   1,440,376              651,916      716,469
  Marketing                                          737,172     780,277              387,146      435,298
  Supplies                                           613,003     519,907              287,583      246,119
  FDIC deposit insurance assessment                  138,898     143,224               69,339       71,937
  Other operating expense                          5,656,378   5,290,945            2,887,865    2,680,705
                                                  __________  __________           __________   __________
Total noninterest expense                         30,061,612  27,710,057           15,153,899   13,673,883
                                                  __________  __________           __________   __________
Income before income taxes and minority interest  13,959,779  12,530,063            7,166,867    6,398,945
Income taxes                                       3,900,410   3,562,999            1,993,561    1,809,278
                                                  __________  __________           __________   __________
Income before minority interest                   10,059,369   8,967,064            5,173,306    4,589,667
Minority interest                                    344,829     358,758              177,744      182,717
                                                  __________  __________           __________   __________
Net income                                       $ 9,714,540   8,608,306            4,995,562    4,406,950
                                                  ==========  ==========           ==========   ==========
Per common share:
  Net income-basic                               $       .51         .45                 .26           .23
  Net income-diluted                                     .50         .43                 .26           .22
  Cash dividends                                        .164        .112                .087          .058

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                 For the six months ended June 30,
                                                                        1998             1997
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $   9,714,540          8,608,306
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
          Provision for loan losses                                   2,100,000          1,800,000
          Depreciation and amortization                               2,295,890          2,147,111
          Net realized gains from securities available
            for sale                                                   (244,576)          (276,456)
          Investment securities amortization and accretion              232,573            781,602
          Net increase in loans held for sale                        (9,988,699)        (4,750,819)
          Net increase in accrued interest
            receivable and other assets                              (2,268,848)        (1,570,106)
          Net decrease in accrued expenses, other
               liabilities and minority interest                     (1,998,618)        (1,443,038)
                                                                   ____________       ____________
Net cash provided (used) by operating activities                       (157,738)         5,296,600
                                                                   ____________       ____________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                     (178,348,015)      (128,483,102)
     Maturities                                                     154,499,821         84,289,900
     Sales                                                           18,674,948         65,762,070
  Investment securities held to maturity:
     Purchases                                                       (3,209,835)       (13,654,207)
     Maturities                                                      16,789,103         19,798,713
  Net increase in loans                                             (13,148,273)       (39,218,185)
  Purchase of other assets for investment                            (5,000,000)        (5,000,000)
  Purchases of premises and equipment                                (5,256,803)        (1,232,094)
  Proceeds from sale of premises and equipment                              ---            (58,588)
                                                                   ____________       ____________
Net cash used by investing activities                               (14,999,054)       (17,795,493)
                                                                   ____________       ____________


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits                             30,078,287         (4,643,603)
  Net decrease in time deposits                                     (18,398,381)       (10,726,051)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                  14,861,860         15,906,037
  Net increase (decrease) in other short-term borrowings            (20,700,000)        13,500,000
  Proceeds of long-term borrowings                                   14,324,000          9,233,000
  Repayment of long-term borrowings                                  (1,303,000)        (1,680,024)
  Dividends on common stock                                          (3,127,307)        (2,166,398)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                   463,289            262,724
  Proceeds from issuance of common stock under
     the stock option plan                                                  ---            218,768
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                              970,220            460,345
  Payment for shares reacquired under common stock
     repurchase plan                                                 (4,568,126)        (5,707,138)
  Payment for fractional shares resulting from
     common stock dividend                                              (13,961)           (16,398)
                                                                   ____________       ____________
Net cash provided by financing activities                            12,586,881         14,641,262
                                                                   ____________       ____________

Net increase (decrease) in cash and cash equivalents                 (2,569,911)         2,142,369
Cash and cash equivalents at the beginning of the year               88,165,130         92,832,078
                                                                   ____________       ____________
Cash and cash equivalents at the end of the period                $  85,595,219         94,974,447
                                                                   ============       ============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 30,165,166           27,611,552
Income taxes paid during the period                                  4,217,500            4,569,615
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                        Six Months Ended              Three Months Ended
                                                               June 30,                    June 30,
                                                           1998      1997              1998         1997
                                                        _________  ________           ______       ______
Net Income                                           $9,714,540      8,608,306     4,995,562    4,406,950
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period, net of tax                      (482,310)     1,625,841      (369,719)   1,956,363
  Less: reclassification adjustment for net gains
    included in net income, net of tax                 (152,860)      (172,785)      (78,291)     (16,119)
                                                      _________     __________     _________    _________
Other comprehensive income, net of tax                 (635,170)     1,453,056      (448,010)   1,940,244
                                                      _________     __________     _________    _________
Comprehensive income                                 $9,079,370     10,061,362     4,547,552    6,347,194
                                                      =========     ==========     =========    =========

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

5.     Income Taxes

Federal income tax expense for the six months ended June 30, 1998, and 1997, was computed using the consolidated effective federal income tax rates.

For the first six months of 1998 and 1997, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 3


6.     Common Stock Transactions

On May 21, 1998, the Board of Directors declared a 10 percent common stock dividend for stockholders of record on June 1, 1998. The stock dividend certificates were distributed on June 15, 1998. Fractional shares resulting from this stock dividend were paid in cash.

On January 29, 1998, the Board of Directors declared a 2-for-1 stock split for holders of record on February 10, 1998. As a result, the par value of the Company's common stock was changed from $5.00 to $2.50 per share and authorized shares were increased to 50 million. The additional common stock certificates were distributed on February 20, 1998. All per-share data has been restated to reflect the 2-for-1 stock split and the ten percent common stock dividend.

During the first six months of 1998, no options were exercised under the Company's 1987 Nonqualified Stock Option Plan.

In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first six months of 1998 and 1997, was $0 and $600,000, respectively. The Company issued 107,584 and 33,178 shares of common stock under the long-term stock compensation plan during the first six months of 1998 and 1997, respectively, adding $970,220 and $460,345, respectively, to the equity of the Company. All outstanding grants vested as of December 31, 1997, and no restricted or performance shares are outstanding as of June 30, 1998.

As part of the Company's on-going stock repurchase plan, in January 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock during 1998. Through June 30, 1998, 218,500 shares had been repurchased at a cost of $4,568,126.

The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 23,260 shares of common stock under this plan during the first six months of 1998. This transaction added $463,289 to the equity of the Company.

Part 1 -- Item 1
Page 3 of 3


7.     Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the six months ended June 30, 1998, and 1997, was 19,063,481 and 19,366,446, respectively.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares, including the 1996 Stock Option Plan, the 1987 Nonqualified Stock Option Plan and the Long-term Stock Compensation Plan, outstanding for the six months ended June 30, 1998, and 1997, was 19,474,765 and 19,848,906,
respectively.

Part 1 -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Capital Resources

     Brenton Banks, Inc. and subsidiaries (the "Company") reported continued earnings growth during the first half of 1998. Net income increased 12.9 percent to $9,714,540, compared to $8,608,306 for the first six months of 1997. The Company's annualized return on average equity (ROE) was 14.83 percent, compared to 14.09 percent one year ago; the annualized return on average assets (ROA) was 1.16 percent, compared to 1.10 percent for the same period in 1997.

     Common stockholders' equity totaled $132.2 million as of June 30, 1998, a 2.2 percent increase from December 31, 1997. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at June 30, 1998, was 10.99 percent and the total risk-based capital ratio was 12.15 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.60 percent at June 30, 1998, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

     As part of the Company's ongoing stock repurchase plan, 218,500 shares have been repurchased during the first half of 1998 at a cost of $4,568,126. The Board of Directors has approved the repurchase of $10 million of Company stock during 1998. Since the inception of the plan in 1994, the Company has repurchased 2,215,246 shares at a total cost of $28,511,605.

     In May 1998, the Board of Directors declared a 10 percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every 10 shares they owned. Fractional shares were paid in cash.

     In January 1998, the Board of Directors declared a 2-for-1 stock split for holders of record as of February 10, 1998, payable February 20, 1998. As a result of this action, each shareholder received one additional share of common stock for each share outstanding. The par value of the stock was reduced from $5.00 to $2.50 and authorized shares were increased to 50 million. All per-share data has been restated to reflect the 10 percent common stock dividend and the 2-for-1 stock split.

Part 1 -- Item 2
Page 2 of 10


     The Company paid dividends of $.164 per common share in the first six months of 1998, compared to $.112 per common share for the same period of 1997, an increase of 46.4 percent. Dividends for the first six months of 1998 totaled $3,127,307. In July 1998, the Board of Directors increased the regular quarterly cash dividend to $.09 per common share, compared to $.087 per common share for the previous quarter. The dividend payout ratio for the first half of 1998 was 32.8 percent of diluted earnings per common share.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 6.9 percent at June 30, 1998. This percentage has decreased by .9 percent from the December 31, 1997, ratio of 7.8 percent. Long-term borrowings of the Parent Company at June 30, 1998, consisted entirely of capital notes totaling $9,133,000. In addition, the Parent Company has a $5 million line of credit with a regional bank that was unused at the end of June 1998.

     Brenton Banks, Inc. common stock closed on June 30, 1998, at a bid price of $20.13 per share, an increase of 61.0 percent over the prior year. The closing price at June 30, 1998, was 288.8 percent of the book value per share of $6.97. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 20.5 times.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


Forward-Looking Information

     Forward-looking information relating to the financial results or strategies of the Company is referenced throughout Management's
Discussion and Analysis. The following paragraphs identify forward-looking statements and the risks that need to be considered when reading those statements.

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

Part 1 -- Item 2
Page 3 of 10


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


Asset/Liability Management

     The Company has a fully integrated asset/liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The goal is to structure the balance sheet so net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

     The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to LIBOR curve, the better the prospects for net interest income improvement. This curve is flat at this time.

     To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. When appropriate for interest rate management purposes, the Company will consider securitization of real estate loans. The Company continues to focus on reducing interest rate risk by emphasizing growth in the origination of variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank advances as alternatives to certificates of deposit, active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate interest rate risk management and, in selected cases, the use of interest rate swaps and interest rate floor contracts.

Part 1 -- Item 2
Page 4 of 10


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet customer commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 30.5 percent of the Company's total assets at June 30, 1998.

     The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of June 30, 1998, the Company had advances of $93,550,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $68,550,000 were used as a means of providing long-term, fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $25,000,000 represents an advance on a variable-rate, short-term $25,000,000 line of credit used to fund mortgage loans originated for sale. The Company had additional borrowing capacity available from the FHLB of approximately $40 million at June 30, 1998.

     The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at June 30, 1998.


Results of Operations

The six months ended June 30, 1998, compared to the six months ended June 30, 1997.

Net Income

     For the six months ended June 30, 1998, Brenton recorded net income of $9,714,540, which is an increase of 12.9 percent from net income for the first six months of 1997 of $8,608,306. Diluted net income per common share was $.50 per share for the first half of 1998, compared to $.43 per share for the first half of 1997, an increase of 16.3 percent.

Part 1 -- Item 2
Page 5 of 10


Net Interest Income

	During the first six months of 1998, net interest income grew 4.0 percent to $30,528,559, compared to $29,351,901 for the same period a year ago as favorable volume variances exceeded unfavorable rate variances. Year-to-date 1998 average interest-earning assets increased
6.1 percent, while average interest-bearing liabilities rose 5.7 percent compared to the first half of 1997. The average balance of commercial and consumer loans increased $66.3 million, while the average balance of residential real estate loans decreased $36.5 million as borrowers increased refinancing activity to take advantage of the lower interest rate environment.

     Net interest margin declined 7 basis points to 4.05 percent for the first half of 1998 from 4.12 percent for the first half of 1997. An increase in the cost of funds resulted from higher interest-bearing checking account balances and an aggressive effort to win new customer deposits through the sale of competitively-priced accounts.

Loan Quality

     At June 30, 1998, total loans had grown 2.6 percent to $1,005.4 million from $993.2 million a year earlier. This $25.1 million increase was achieved despite a $40.5 million decline in the residential real estate loan portfolio, which resulted from increased refinancings as borrowers took advantage of the lower interest rate environment. Nonperforming loans increased to $11,165,000, or 1.11 percent of loans, at June 30, 1998, compared to $10,380,000, or 1.05 percent, at the end of the first quarter and $7,350,000, or .75 percent, one year ago. The increase was primarily due to commercial loans for which adequate collateral exists and for which losses are not anticipated. While nonperforming loans have grown and are an area of focus and concern, asset quality remains strong and an increase in loan losses is not expected. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more.

     The provision for loan losses totaled $2,100,000 for the six months ended June 30, 1998, compared to $1,800,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. Annualized year-to-date net charge-offs for both years were 0.18 percent of average loans.

     The allowance for loan losses, which totaled $13.9 million, represented 124.68 percent of nonperforming loans and 1.38 percent of total loans at June 30, 1998, compared to 167.17 percent and 1.25 percent, respectively, at June 30, 1997.

Part 1 -- Item 2
Page 6 of 10


     The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management are carefully balanced with goals for loan growth. Management believes the allowance for loan losses at June 30, 1998, is sufficient to absorb potential loan losses within the portfolio.


Noninterest Income

     Noninterest income for the six months ended June 30, 1998, was $15,348,256 (excluding securities gains and losses), a 23.7 percent increase from $12,411,763 for the first six months of 1997.

     Compared to the same period a year ago, service charges on deposits climbed $163,531, or 4.6 percent. This growth was primarily due to increased account analysis charges on commercial and business deposit accounts.

     Investment brokerage commissions increased by $666,751, or 30.9 percent, by virtue of greater broker productivity and strong financial markets.

     Mortgage banking revenues rose 179.4 percent to total $3,458,706 for the first half of 1998. This revenue growth was the result of dramatically higher mortgage loan origination volume fueled by the lower interest rate environment. Residential real estate loan closings for the first half of 1998 totaled $228 million, compared to $67 million for the first half of 1997.

     Other service charges, collection and exchange charges, commissions and fees increased $551,246, or 36.0 percent. The increase was primarily due to higher real estate sales commissions and letter of credit fees.

     An increase of $157,321 in other operating income resulted from higher levels of income on bank-owned life insurance policies and miscellaneous income.

     Insurance commissions and fees declined 55.5 percent to $768,801 for the first six months of 1998. The reduction resulted from the July 1997 sale of one of the Company's insurance agencies and lower levels of credit-related insurance commissions.

     Investment securities gains totaled $244,576 compared to gains of $276,456 for the same period in 1997.

Part 1 -- Item 2
Page 7 of 10


Noninterest Expense

     Noninterest expense totaled $30,061,612 at June 30, 1998, an 8.5 percent increase from the first six months of 1997.

     Compensation expense, the largest component of noninterest expense, increased 11.0 percent over the prior year. Standard salaries rose 7.1 percent, while variable compensation, including commissions and incentives, increased 54.8 percent due to higher sales of fee-related products. Other compensation decreased by $426,113, because of the expiration of a long-term stock compensation plan. The number of full-time equivalent employees increased by 7.0 percent to 733.5 as a result of filling a number of approved open positions.

     Benefits expense increased 15.1 percent, due to increased compensation, higher health insurance premiums and increased retirement plan contributions.

     Furniture and equipment expense increased by $278,305 to $2,040,497 for the first half of 1998. Depreciation on furniture and equipment decreased by $24,315, while depreciation on computer equipment increased by $211,729 due to computer technology upgrades. Repairs and maintenance for this category increased $78,624 over the prior year.

     Transferring the personal computer "help desk" function to an internal operation has reduced year-to-date data processing expense by $154,173, or 10.7 percent.

     Other operating expense grew by $365,433, primarily due to increases in check processing fees, personnel recruitment expense, consulting fees and dataline costs. Offsetting the increases was a reduction in miscellaneous bank operational losses.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of noninterest expense.

     The Company's net noninterest margin, which measures operating efficiency, was (1.70) percent, compared to (1.88) percent one year earlier. Another ratio the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At June 30, 1998, the Company's efficiency ratio had improved to 62.90 percent, compared with 63.70 percent one year ago.

Part 1 -- Item 2
Page 8 of 10


     The "Year 2000" issue, is a top priority for Brenton. The Company's core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") software programs and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL are working in partnership to address the Year 2000 issues of the core application programs as well as all other computer software programs used in the Company. The incremental expense associated with becoming Year 2000 compliant is not anticipated to be material. However, there is an opportunity cost associated with this project in that the people involved are regular Brenton and ALLTEL employees who would normally be spending their time on other projects. There are additional benefits that result from this project because in addition to becoming Year 2000 compliant systems are being improved.

     The Company has a Year 2000 Committee and Plan in place and has been executing on that Plan. The Company expects to have all core application systems Year 2000 compliant by the end of 1998 and all other software products compliant by early 1999, with further testing to take place throughout 1999.

Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income taxes and minority interest was 27.9 percent for the first six months of 1998 compared to 28.4 percent for 1997.


Results of Operations

The three months ended June 30, 1998, compared to the three months ended June 30, 1997.

Net Income

     For the three months ended June 30, 1998, net income increased 13.4 percent to $4,995,562, compared to $4,406,950 for the second quarter of 1997. Diluted earnings per common share totaled $.26 for the second quarter of 1998, compared to $.22 for the second quarter of 1997.

Part 1 -- Item 2
Page 9 of 10


Net Interest Income

     Net interest income for the quarter totaled $15,264,614, an increase of $530,344, or 3.6 percent over the second quarter of the prior year. Like the year-to-date comparison, favorable volume variances exceeded unfavorable rate variances. Net interest margin for the second quarter of 1998 was 4.02 percent, compared to 4.11 percent for the second quarter of 1997. The decrease in net interest margin is related to an increase in the rate paid on interest-bearing checking account balances and a slight decline in the yield on earning assets.

Provision for Loan Losses

     The provision for loan losses for the second quarter of 1998 totaled $1,050,000, compared to $900,000 for the second quarter of 1997.
Annualized net charge-offs as a percent of average loans were 0.19 percent for the second quarter of 1998, compared to .24 percent for the same period of 1997.

Noninterest Income

     Noninterest income increased by $1,867,594, or 29.9 percent from the second quarter of 1997 to the second quarter of 1998.

     Investment brokerage commissions grew 21.3 percent to $1,383,123 for the quarter. Mortgage banking income climbed 197.7 percent to $2,047,648 as a result of a dramatic increase in volume of mortgage loan originations.

     Other service charges, collection and exchange charges, commissions and fees increased $275,513 from the prior year due to increases in real estate sales commissions, credit card commissions, ATM/debit card fees and letter of credit fees.

     Insurance commissions and fees declined 46.5 percent, or $356,757, compared to the second quarter of 1997. The July 1997 sale of one of the Company's insurance agencies caused $321,590 of the reduction and the remainder consisted of lower levels of credit-related insurance commissions.

     Net gains from securities transactions totaled $125,265 for the second quarter of 1998, compared to $25,791 for the same period of 1997, an increase of $99,474.

Noninterest Expense

     Noninterest expense increased by 10.8 percent when comparing the second quarter of 1998 with the second quarter of 1997. The Company's net noninterest margin was (1.64) percent for the second quarter of 1998, compared to (1.83) percent for the second quarter of 1997.

Part 1 -- Item 2
Page 10 of 10


     Compensation costs increased by 13.6 percent over the second quarter of 1997. Fixed salaries increased by 10.9 percent, while variable compensation tied to sales of fee-related products and services increased by 51.4 percent. Offsetting these increases was a $244,147 decline in other compensation due to the expiration of a long-term stock compensation plan. Similar to the six-month period, employee benefits increased 12.4 percent due to increased compensation, higher health insurance premiums and increased retirement plan contributions.

     Furniture and equipment expense totaled $1,078,862 for the second quarter of 1998, compared to $793,424 for the second quarter of 1997. The increase in this category is related to increases in depreciation of $215,922 and repairs and maintenance of $49,566.

     Other operating expense for the second quarter of 1998 grew 7.7 percent, primarily due to increases in check processing fees, consulting fees, personnel recruitment, and dataline and telephone expenses. These increases were somewhat offset by a reduction of $101,369 in miscellaneous bank operational losses.


Looking Ahead

     The company-wide commitment to making Brenton a proactive sales organization produced significant results in the first six months of 1998. As sales training continues, an emphasis will be placed on promoting partnering across Company business units in order to better serve our clients' total financial needs. The objective is to provide tools to Brenton bankers to enable them to take a more proactive role in understanding their clients' goals and to develop custom-tailored financial strategies and solutions for them. The desired results are to strengthen new and existing relationships with clients across Iowa and to provide them with lifetime financial solutions.

     The Company will also continue to focus on improving value for our clients and shareholders by aggressively pursuing strategies to increase loans, fee income and core deposits, while controlling costs.

Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

     The information appearing on page 3 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the six months ended June 30, 1998.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


August 4, 1998            /s/ Robert L. DeMeulenaere
-------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


August 4, 1998            /s/ Steven T. Schuler
-------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer