Form 10-Q
period 1998-09-30
BRENTON BANKS INC
filed 1998-11-13
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 2, 1998.

           18,789,813 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                             September 30,  December 31,
                                                                                     1998          1997
                                                                             ____________  ____________
Assets:

Cash and due from banks                                                   $   66,805,736      77,468,210
Interest-bearing deposits with banks                                           2,049,620       1,319,700
Federal funds sold and securities purchased
  under agreements to resell                                                     500,000       9,300,000
Trading account securities                                                            --          77,220
Investment securities:
  Available for sale                                                         541,329,960     486,653,872
  Held to maturity (approximate market value of
  $53,848,000 and $69,852,000 at September 30, 1998,
  and December 31, 1997, respectively)                                        52,909,407      69,079,622
                                                                           _____________   _____________
Investment securities                                                        594,239,367     555,733,494
                                                                           _____________   _____________
Loans held for sale                                                           32,515,189      19,303,411
Loans                                                                      1,023,845,769     993,189,110
  Allowance for loan losses                                                  (14,222,622)    (12,732,131)
                                                                           _____________   _____________
Loans, net                                                                 1,009,623,147     980,456,979
                                                                           _____________   _____________
Premises and equipment                                                        32,351,287      28,898,589
Accrued interest receivable                                                   17,370,876      15,233,682
Other assets                                                                  38,313,068      30,692,512
                                                                           _____________   _____________
Total assets                                                              $1,793,768,290   1,718,483,797
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  169,523,435     161,007,156
  Interest-bearing:
    Demand                                                                    98,332,824     117,664,352
    Savings                                                                  573,548,216     527,364,856
    Time                                                                     563,087,217     558,234,127
                                                                           _____________   _____________
Total deposits                                                             1,404,491,692   1,364,270,491
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             116,727,687      92,632,576
Other short-term borrowings                                                   63,500,000      73,700,000
Accrued expenses and other liabilities                                        16,259,809      16,980,763
Long-term borrowings                                                          54,223,000      36,662,000
                                                                           _____________   _____________
Total liabilities                                                          1,655,202,188   1,584,245,830
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,963,110       4,858,668
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                          --              --

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   18,765,883 and 17,334,048 shares issued and outstanding
   at September 30, 1998 and December 31, 1997, respectively                  46,914,707      43,335,120
  Capital surplus                                                                     --              --
  Retained earnings                                                           82,064,962      82,824,333
  Accumulated other comprehensive income--
    unrealized gains on securities available for sale, net                     4,623,323       3,219,846
                                                                           _____________   _____________
Total common stockholders' equity                                            133,602,992     129,379,299
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,793,768,290   1,718,483,797
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                   Nine Months Ended                  Three Months Ended
                                                       September 30,                       September 30,
                                                     1998        1997                   1998        1997
                                                     ____        ____                   ____        ____
Interest Income
  Interest and fees on loans                     $66,866,025  63,794,768           22,702,244   22,223,397
  Interest and dividends on investments:
    Available for sale - taxable                  17,530,400  16,430,788            5,839,805    5,377,811
    Available for sale - tax-exempt                4,149,085   3,622,530            1,503,639    1,255,996
    Held to maturity - taxable                       240,744     663,075               40,801      167,422
    Held to maturity - tax-exempt                  1,983,337   1,960,890              616,100      670,574
                                                  __________  __________           __________   __________
Total interest and dividends on investments       23,903,566  22,677,283            8,000,345    7,471,803
                                                  __________  __________           __________   __________
  Interest on federal funds sold and securities
    purchased under agreements to resell           1,281,330   1,281,514              452,502      448,429
  Other interest income                              151,884      69,031               34,869       24,188
                                                  __________  __________           __________   __________
Total interest income                             92,202,805  87,822,596           31,189,960   30,167,817
                                                  __________  __________           __________   __________
Interest Expense
  Interest on deposits                            37,641,982  36,742,184           12,865,427   12,359,775
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                  3,639,521   2,476,270            1,368,474      823,664
  Interest on other short-term borrowings          2,862,511   2,079,292              872,957      881,801
  Interest on long-term borrowings                 2,270,159   1,636,215              823,029      565,843
                                                  __________  __________           __________   __________
Total interest expense                            46,414,173  42,933,961           15,929,887   14,631,083
                                                  __________  __________           __________   __________
Net interest income                               45,788,632  44,888,635           15,260,073   15,536,734
Provision for loan losses                          3,150,000   2,900,000            1,050,000    1,100,000
                                                  __________  __________           __________   __________
Net interest income after provision for
  loan losses                                     42,638,632  41,988,635           14,210,073   14,436,734
                                                  __________  __________           __________   __________
Noninterest Income
  Service charges on deposit accounts              5,738,903   5,380,520            2,046,248    1,851,396
  Investment brokerage commissions                 4,098,108   3,507,317            1,275,256    1,351,216
  Mortgage banking income                          5,327,034   2,208,019            1,868,328      970,000
  Fiduciary income                                 2,471,855   2,293,351              813,607      770,703
  Insurance commissions and fees                   1,058,744   2,359,806              289,943      632,362
  Other service charges, collection and
    exchange charges, commissions and fees         3,154,827   2,472,327            1,073,952      942,698
  Net realized gains from securities
    available for sale                               466,765     418,199              222,189      141,743
  Other operating income                           1,825,501   1,888,068              959,382    1,179,270
                                                  __________  __________           __________   __________
Total noninterest income                          24,141,737  20,527,607            8,548,905    7,839,388
                                                  __________  __________           __________   __________
Noninterest Expense
  Compensation                                    21,288,088  19,476,360            7,308,696    6,887,007
  Employee benefits                                3,793,292   3,322,924            1,124,012    1,003,507
  Occupancy expense of premises, net               4,345,228   4,247,228            1,404,439    1,382,862
  Furniture and equipment expense                  3,151,141   2,709,025            1,110,644      946,833
  Data processing expense                          1,956,001   2,157,305              669,798      716,929
  Marketing                                        1,101,570   1,080,326              364,398      300,049
  Supplies                                           939,568     845,441              326,565      325,534
  FDIC deposit insurance assessment                  206,963     212,749               68,065       69,525
  Other operating expense                          8,451,717   8,539,328            2,795,339    3,248,383
                                                  __________  __________           __________   __________
Total noninterest expense                         45,233,568  42,590,686           15,171,956   14,880,629
                                                  __________  __________           __________   __________
Income before income taxes and minority interest  21,546,801  19,925,556            7,587,022    7,395,493
Income taxes                                       6,001,631   5,739,483            2,101,221    2,176,484
                                                  __________  __________           __________   __________
Income before minority interest                   15,545,170  14,186,073            5,485,801    5,219,009
Minority interest                                    534,874     567,632              190,045      208,874
                                                  __________  __________           __________   __________
Net income                                       $15,010,296  13,618,441            5,295,756    5,010,135
                                                  ==========  ==========           ==========   ==========
Per common share:
  Net income-basic                               $       .79         .71                 .28           .26
  Net income-diluted                                     .77         .69                 .27           .26
  Cash dividends                                        .254        .175                .090          .063

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                            For the nine months ended September 30,
                                                                          1998                 1997
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $  15,010,296         13,618,441
  Adjustments to reconcile net income to net cash provided
      by operating activities:
          Provision for loan losses                                   3,150,000          2,900,000
          Depreciation and amortization                               3,467,589          3,223,459
          Net realized gains from securities available
            for sale                                                   (466,765)          (418,199)
          Investment securities amortization and accretion              460,599            833,890
          Net increase in loans held for sale                       (13,211,778)        (9,390,132)
          Net increase in accrued interest
            receivable and other assets                              (5,939,281)        (3,564,096)
          Net decrease in accrued expenses, other
               liabilities and minority interest                       (669,270)           (10,458)
                                                                   ____________       ____________
Net cash used by operating activities                                 1,801,390          7,192,905
                                                                   ____________       ____________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                     (316,176,477)      (220,255,909)
     Maturities                                                     227,955,392        126,999,985
     Sales                                                           35,950,119        107,268,391
  Investment securities held to maturity:
     Purchases                                                       (7,671,143)       (18,197,078)
     Maturities                                                      23,779,382         22,601,362
  Net increase in loans                                             (32,316,168)       (59,528,448)
  Purchase of other assets for investment                            (5,000,000)        (5,000,000)
  Purchases of premises and equipment                                (6,619,501)        (1,655,853)
  Proceeds from sale of premises and equipment                              ---             76,213
                                                                   ____________       ____________
Net cash provided by investing activities                           (80,098,396)       (47,691,337)
                                                                   ____________       ____________


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits                             35,368,111         14,141,844
  Net increase (decrease) in time deposits                            4,853,090         (9,143,481)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                  24,095,111          3,674,347
  Net increase (decrease) in other short-term borrowings            (20,700,000)        20,050,000
  Proceeds of long-term borrowings                                   29,394,000         11,798,000
  Repayment of long-term borrowings                                  (1,333,000)        (1,682,024)
  Dividends on common stock                                          (4,834,838)        (3,385,769)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                   649,593            341,202
  Proceeds from issuance of common stock under
     the stock option plan                                                  ---            990,420
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                              970,220            207,920
  Payment for shares reacquired under common stock
     repurchase plan                                                 (8,961,094)        (7,632,352)
  Payment for fractional shares resulting from
     common stock dividend                                              (13,961)           (16,398)
                                                                   ____________       ____________
Net cash provided by financing activities                            59,487,232         29,343,709
                                                                   ____________       ____________

Net decrease in cash and cash equivalents                           (18,809,774)       (11,154,723)
Cash and cash equivalents at the beginning of the year               88,165,130         92,832,078
                                                                   ____________       ____________
Cash and cash equivalents at the end of the period                $  69,355,356         81,677,355
                                                                   ============       ============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 44,995,212           41,749,179
Income taxes paid during the period                                  5,683,252            6,166,115
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                           Nine Months Ended         Three Months Ended
                                                             September 30,               September 30,
                                                           1998         1997          1998         1997
                                                        _________     ________       ______       ______
Net Income                                           $15,010,296   13,618,441      5,295,756    5,010,135
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period, net of tax                      1,695,205    2,159,712      2,177,515      533,871
  Less: reclassification adjustment for net gains
    including in net income, net of tax                 (291,728)    (261,374)      (138,868)     (88,589)
                                                      __________   __________      _________    _________
Other comprehensive income, net of tax                 1,403,477    1,898,338      2,038,647      445,282
                                                      __________   __________      _________    _________
Comprehensive income                                 $16,413,773   15,516,779      7,334,403    5,455,417
                                                      ==========   ==========      =========    =========

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

4.  Changes in Accounting Policies

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997, and was adopted by the Company effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not had a material effect on the Company's financial statements.

5.  Income Taxes

Federal income tax expense for the nine months ended September 30, 1998, and 1997, was computed using the consolidated effective federal income tax rate.

For the first nine months of 1998 and 1997, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

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

During the first nine months of 1998, no options were exercised under the Company's 1987 Nonqualified Stock Option Plan.

In 1992, the Company instituted a long-term stock compensation plan for key management personnel. Compensation expense associated with this plan for the first nine months of 1998 and 1997, was $0 and $1,350,837, respectively. The Company issued 107,584 and 33,178 shares of common stock under the long-term stock compensation plan during the first nine months of 1998 and 1997, respectively, adding $970,220 and $207,920, respectively, to the equity of the Company. All outstanding grants vested as of December 31, 1997, and no restricted or performance shares are outstanding as of September 30, 1998.

As part of the Company's on-going stock repurchase plan, in January 1998, the Board of Directors approved the repurchase of up to $10 million of the Company's common stock during 1998. Through
September 30, 1998, 433,500 common shares (restated for the 2-for-1 stock split) had been repurchased at a cost of $8,961,094.

The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 31,592 shares of common stock under this plan during the first nine months of 1998. This transaction added $649,593 to the equity of the Company.

Part 1 -- Item 1
Page 3 of 3


7.  Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 1998, was 18,925,764 and 19,017,071, respectively, and 19,167,933 and 19,299,548, respectively, for the three and nine months ended September 30, 1997.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three and nine months ended September 30, 1998, was 19,350,324 and 19,441,631, respectively, and 19,614,348 and 19,745,963, respectively, for the three and nine months ended September 30, 1997.

Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Capital Resources

     Brenton Banks, Inc. and subsidiaries (the "Company") reported record earnings during the first nine months of 1998, with net income increasing 10.2 percent to $15,010,296, compared to $13,618,441 for the first nine months of 1997. The Company's annualized return on average equity (ROE) was 15.21 percent, compared to 14.73 percent one year ago; the annualized return on average assets (ROA) was 1.19 percent, compared to 1.16 percent for the same period in 1997.

     Common stockholders' equity totaled $133,602,992 as of September 30, 1998, a 3.3 percent increase from December 31, 1997. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at September 30, 1998, was 10.57 percent and the total risk-based capital ratio was 11.71 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets was 7.44 percent at September 30, 1998, exceeding the regulatory minimum requirement for well-capitalized institutions of
5.0 percent.

     As part of the Company's ongoing stock repurchase plan, 433,500 shares of common stock have been repurchased during the first three quarters of 1998 at a cost of $8,961,094. The Board of Directors has approved the repurchase of $10 million of Company stock during 1998. Since the inception of the plan in 1994, the Company has repurchased 2,980,827 shares (restated for all stock splits and stock dividends) at a total cost of $32,904,573.

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

Part 1 -- Item 2
Page 2 of 12


     The Company paid dividends of $.254 per common share in the first nine months of 1998, compared to $.175 per common share for the same period of 1997, an increase of 45.1 percent. Dividends totaled $4,834,838 for the first nine months of 1998 and the dividend payout ratio was 33.0 percent of diluted earnings per common share. In October 1998, the Board of Directors increased the regular quarterly cash dividend to $.095 per common share, compared to $.09 per common share for the previous quarter and $.073 per common share for the prior year.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 6.9 percent at September 30, 1998. This percentage has decreased from the December 31, 1997, ratio of 7.8 percent. Long-term borrowings of the Parent Company at September 30, 1998, consisted entirely of capital notes totaling $9,173,000. In addition, the Parent Company has a $5 million line of credit with a regional bank that was unused at the end of September 1998.

     Brenton Banks, Inc. common stock closed on September 30, 1998, at a closing price of $18.81 per share, an increase of 27.4 percent over the prior year. The closing price at September 30, 1998, was 264 percent of the book value per share of $7.12. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 18.8 times.

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

Part 1 -- Item 2
Page 3 of 12


Market Risk Management

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 1998 changed significantly when compared to 1997.


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

     The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the curve of the intermediate treasury to the overnight LIBOR rate, the better the prospects for net interest income improvement. This yield curve is inverted at this time.

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

Part 1 -- Item 2
Page 4 of 12


Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet customer commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 32.0 percent of the Company's total assets at September 30, 1998.

     The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of September 30, 1998, the Company had borrowings of $108,550,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $83,550,000 was used as a means of providing both long-term, fixed-rate funding for certain assets and managing interest rate risk. The remaining $25,000,000 represents an advance on a variable-rate, short-term $25,000,000 line of credit used to fund mortgage loans originated for sale.
The Company had additional borrowing capacity available from the FHLB of approximately $26 million at September 30, 1998.

     The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at September 30, 1998.


Recently Issued Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires public business enterprises to disclosure information about operating segments in annual and interim financial reports. An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expenses. A segment is further defined as a component whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt the provisions of SFAS No. 131 at the end of 1998, and adoption is not expected to have a material impact on the Company's consolidated financial statements.

Part 1 -- Item 2
Page 5 of 12


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. The Company will be required to adopt SFAS No. 133 in the year 2000 and has currently not determined the impact on its consolidated financial statements.


Year 2000

     The "Year 2000" issue is a top priority for Brenton. The Company's critical core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") software programs and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL are working in partnership to resolve the Year 2000 issues of the critical core application programs as well as all other computer software programs used in the Company. Also underway is an assessment of the readiness of vendors, significant customers and other third parties with which the Company does business.

     Brenton could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and significant third parties, which include public utilities and various governmental agencies. A worst case scenario would result in the short-term inability to update client financial records due to unforeseen processing issues. This would result in clients being unable to receive timely information regarding their balances.

     The incremental expense associated with becoming Year 2000 compliant is not anticipated to be material. However, there is an opportunity cost associated with this project in that the people involved are regular Brenton and ALLTEL employees who would normally be spending their time on other projects. It is estimated the costs associated with this project will be $300,000 in 1998 and approach $400,000 in 1999. There are additional benefits that result from this project because in addition to becoming Year 2000 compliant, systems are being improved.

Part 1 -- Item 2
Page 6 of 12


     The Company has a Year 2000 committee and plan in place and has been executing on that plan. The Company expects to complete substantially all Year 2000 work associated with its critical core application systems by the end of 1998 and remediation of all other software products by early 1999, with testing to take place throughout the remainder of 1998 and during the first quarter of 1999. The committee is also developing contingency plans for unforeseen difficulties related to the Year 2000 issue. It is anticipated that those plans will be complete by the end of 1998. As a result of modifications and upgrades to existing systems, management believes the Year 2000 issue will not be a significant operational matter for the Company.

     The Company has also contracted with an outside consultant to review the Year 2000 plan and to monitor the progress of Year 2000 efforts and provide reports to management. Management in turn periodically reports on the status of the Year 2000 project to the Board of Directors and its Audit Committee. The Company is also subject to review by various banking regulatory agencies. Those agencies prescribe very strict guidelines that must be adhered to by financial institutions.

     The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could result in the actual costs of Year 2000 compliance and impact of Year 2000 issues to differ materially from what is anticipated. Those uncertainties include incomplete inventory and assessment results, higher than anticipated costs to update software and hardware, and the lack of ability of vendors, significant customers and other third parties to effectively address the Year 2000 issue.


Results of Operations

The nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.


Net Income

     For the nine months ended September 30, 1998, Brenton recorded net income of $15,010,296, which is an increase of 10.2 percent from net income of $13,618,441 for the first nine months of 1997. Year-to-date diluted earnings per common share grew 11.6 percent to $.77, compared to $.69 for the first three quarters of 1997.

Part 1 -- Item 2
Page 7 of 12


Net Interest Income

     During the first nine months of 1998, net interest income grew
2.0 percent to $45,788,632, compared to $44,888,635 for the same period a year ago as favorable volume variances exceeded unfavorable rate variances. Year-to-date 1998 average interest-earning assets increased 6.3 percent, while average interest-bearing liabilities rose 6.1 percent compared to the first three quarters of 1997. The average balance of consumer loans increased $30.4 million, or 15.4 percent, and average commercial loans increased $25.7 million, or 6.5 percent. Meanwhile, the average balance of residential real estate loans decreased $39.8 million due to increased refinancing activity as borrowers took advantage of the lower interest rate environment. Refinanced loans are generally sold in the secondary market because of the interest rate risk of holding long-term, low-rate loans in the portfolio. Brenton generally retains the servicing of these loans.

     Net interest margin decreased 15 basis points from 4.17 percent for the first nine months of 1997 to 4.02 percent for the first nine months of 1998. The decrease in net interest margin is directly attributable to a decrease in the yield earned on average earning assets of 8.6 basis points and an increase in the cost of interest-bearing liabilities of 8.2 basis points. The decrease in the yield on average earning assets was primarily due to a decline in the yield of investment securities. An increase in the cost of funds resulted from higher interest-bearing checking account balances and an aggressive effort to win new customer deposits through the sale of competitively priced accounts.


Loan Quality

     At September 30, 1998, total loans had grown 2.4 percent to $1,023.8 million from $999.6 million a year earlier. This $24.2 million increase was achieved despite a $41.2 million decline in the residential real estate loan portfolio, which resulted from increased refinancing activity. Excluding the decline in residential real estate mortgages, loans grew 8.0 percent from one year ago. Nonperforming loans declined to $10,525,000, or 1.03 percent of total loans, at September 30, 1998, from $11,165,000, or
1.11 percent of total loans, at the end of the second quarter, but increased from $7,692,000, or .77 percent of total loans, at September 30, 1997. The increase was primarily due to commercial loans for which adequate collateral exists and for which losses are not anticipated. While nonperforming loans have grown from year-to-year, and are an area of focus and concern, asset quality remains strong and an increase in loan losses is not expected. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms and loans past due 90 days or more. Asset quality remains strong and reserves are considered adequate at 1.39 percent of total loans.

Part 1 -- Item 2
Page 8 of 12


     The provision for loan losses totaled $3,150,000 for the nine months ended September 30, 1998, compared to $2,900,000 for the same period one year ago. The increase in the provision is related to recent and projected growth in the loan portfolio. Annualized year-to-date net charge-offs were .22 percent of average loans for the first nine months of 1998, compared with .25 percent for the same period last year.

     The allowance for loan losses, which totaled $14.2 million, represented 135.13 percent of nonperforming loans at September 30, 1998, compared to 161.42 percent at September 30, 1997.

     The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management is carefully balanced with goals for loan growth. Management believes the allowance for loan losses at September 30, 1998, is sufficient to absorb potential loan losses within the portfolio.


Noninterest Income

     Noninterest income for the nine months ended September 30, 1998, was $23,674,972 (excluding securities gains and losses), a
17.7 percent increase from $20,109,408 one year ago.

     Compared to the same period a year ago, service charges on deposits were up $358,383, or 6.7 percent. This growth is due to increased account analysis charges on commercial and business deposit accounts.

     Investment brokerage commissions increased by $590,791, or
16.8 percent, by virtue of greater broker productivity and active financial markets.

     Mortgage banking revenue rose 141.3 percent to total $5,327,034 for the first nine months of 1998. This revenue growth was the result of a significantly higher volume of mortgage loan originations produced by the growing staff of mortgage loan originators. Residential real estate loan closings for the first nine months of 1998 totaled $335 million, compared to $118 million for the same period last year. Refinancings, which have been higher due to the low interest rate environment, represented 58 percent of the closings.

     Fiduciary income increased 7.8 percent to $2,471,855. This increase is related to higher fees from personal trusts, investment management and employee benefit plans.

Part 1 -- Item 2
Page 9 of 12


     Other service charges, collection and exchange charges, commissions and fees increased $682,500 from the prior year primarily due to increases in real estate sales commissions, letter of credit fees, ATM/debit card fees and international fees.

     Insurance commissions and fees declined 55.1 percent to $1,058,744 for the first nine months of 1998. The reduction was the result of lower levels of credit-related insurance commissions and the 1997 third quarter sale of one of the Company's insurance agencies.

     Other operating income declined $62,567 to $1,825,501 as higher levels of income on bank-owned life insurance policies and miscellaneous income were exceeded by the third quarter 1997 gain of approximately $821,000 from the sale of the previously mentioned insurance agency.

     Investment securities gains totaled $466,765 compared to gains of $418,199 for the same period in 1997.


Noninterest Expense

     Noninterest expense totaled $45,233,568 at September 30, 1998, a 6.2 percent increase from the first nine months of 1997.

     Compensation, the largest component of noninterest expense, increased 9.3 percent over the prior year. Standard salaries rose
9.7 percent, while variable compensation increased 49.2 percent due to higher sales of fee-related products and services, particularly mortgage banking and investment brokerage. Other compensation decreased $1,178,601 because of the expiration of a long-term stock compensation plan. The number of full-time equivalent employees increased by 8.6 percent to 731.6 as a result of filling a number of open positions. Benefit expense increased 14.2 percent due to increased compensation, higher health insurance premiums and increased retirement plan contributions.

     Furniture and equipment expense increased by $442,116 for the first nine months of 1998. Depreciation on furniture decreased
$24,466, while depreciation on computer equipment increased
$322,622 due to technology upgrades. Repairs and maintenance for this category increased $113,409 over the prior year.

     Transferring the personal computer "help desk" function to an internal operation has reduced year-to-date data processing expense by $201,304, or 9.3 percent.

     Other operating expense declined by $87,611 as reductions in legal fees, bank operational losses, miscellaneous expense and loss on sale of fixed assets exceeded increases in check processing fees, consulting fees, personnel recruitment expense and correspondent bank service charges.

Part 1 -- Item 2
Page 10 of 12


     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of various noninterest expense categories.

     The Company's net noninterest margin, which measures operating efficiency, was (1.65) percent, compared to (1.83) percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At September 30, 1998, the Company's efficiency ratio had improved to 62.59 percent, compared with 63.05 percent one year ago.


Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain an optimum level of tax-exempt assets in order to benefit the Company both on a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 27.9 percent for the first nine months of 1998 compared to 28.8 percent for 1997.


Results of Operations

The three months ended September 30, 1998, compared to the three months ended September 30, 1997.

Net Income

     For the three months ended September 30, 1998, net income totaled $5,295,756, compared to $5,010,135 for the third quarter of 1997, an increase of 5.7 percent. Diluted earnings per common share was $.27 for the third quarter of 1998, compared to $.26 for the third quarter of 1997.

Net Interest Income

     Net interest income for the quarter totaled $15,260,073, a decline of $276,661, or 1.8 percent, compared to the third quarter of the prior year as unfavorable rate variances exceeded favorable volume variances. The net interest margin for the third quarter of 1998 was 3.96 percent, compared to 4.26 percent for the third quarter of 1997. Similar to the nine-month comparison, a decline in net interest margin is primarily related to the decrease in the yield on investment securities and an increase in the rate paid on interest-bearing checking accounts due to competitively pricing accounts. Quarter-to-date average earning assets increased $103,254,000, or 6.7 percent, over the third quarter of 1997.

Part 1 -- Item 2
Page 11 of 12


Provision for Loan Losses

     The provision for loan losses for the third quarter of 1997 totaled $1,050,000, compared to $1,100,000 for the third quarter of 1997. Annualized net charge-offs as a percent of average loans were .30 percent for the third quarter of 1998, compared to .39 percent for the same period of 1997.


Noninterest Income

     Noninterest income (excluding securities gains) increased by $629,071, or 8.2 percent, from the third quarter of 1997 to the third quarter of 1998.

     Service charges on deposit accounts increased 10.5 percent to $2,046,248 over the prior year due to growth in account analysis charges on commercial and business deposit accounts and increased overdraft fees.

     Mortgage banking income grew by $898,328, or 92.6 percent, due to higher volumes of real estate mortgage loan originations as previously discussed.

     Insurance commissions and fees declined $342,419 from the prior year as a result of lower levels of credit-related insurance commissions. This decline was somewhat offset by the 30.2 percent, or $44,024, increase in insurance agency commissions.

     Other service charges, collection and exchange charges, commissions and fees increased $131,254 from the prior year, of which $49,347 was attributable to increases in international fees, $37,484 from higher real estate sales commissions and $36,653 from higher ATM/debit card fees.

     Other operating income declined $219,888 due to the gain of approximately $821,000 on the sale of one of the Company's insurance agencies at the beginning of the third quarter of 1997. That decline was partially offset by an increase in income from bank-owned life insurance policies and miscellaneous one-time items.

     Net gains from securities transactions totaled $222,189 for the third quarter of 1998, versus net gains of $141,743 in the third quarter of 1997.


Noninterest Expense

     Noninterest expense increased by 2.0 percent when comparing the third quarter of 1998 with the third quarter of 1997. The Company's net noninterest margin was (1.54) percent for the third quarter of 1998, compared to (1.74) percent for the third quarter of 1997.

Part 1 -- Item 2
Page 12 of 12


     Quarter-to-quarter, the largest noninterest expense changes were in the categories of compensation and benefits, furniture and equipment and other operating expense.

     Compensation and related benefit costs increased by 6.9 percent over the third quarter of 1997. Standard salaries increased by 15.0 percent, while variable compensation increased by
39.7 percent. Other compensation decreased $752,489 due to the expiration of a long-term stock compensation plan.

     Like the year-to-date comparison, furniture and equipment expense increased by $163,811 to $1,110,644 due to depreciation on computer technology upgrades and higher repairs and maintenance expense.

     Other operating expense for the third quarter of 1998 declined by $453,044, primarily due to decreases in legal and consulting fees, miscellaneous expense and reduced loss on the sale of fixed assets.


Looking Ahead

     As the largest Iowa-based banking organization, the Company is committed to providing clients with innovative products and services designed to help them achieve their lifetime financial dreams and objectives. The Company is intensifying its company-wide commitment to making Brenton a proactive sales organization. The Company will continue to emphasize promoting partnering across Company business units to better serve our clients' total financial needs. The objective is to provide tools to Brenton bankers to enable them to take a more proactive role in understanding their clients' goals and to develop custom-tailored financial strategies and solutions for them. The desired results are to strengthen new and existing relationships with clients across Iowa and to provide them with lifetime financial solutions.

     The Company will also continue to focus on improving value for our clients and shareholders by aggressively pursuing strategies to increase loans, fee income and core deposits, while controlling costs.


Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About
Market Risk.

     The information appearing on page 3 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the nine months ended September 30, 1998.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


November 4, 1998          /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


November 4, 1998          /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer