Form 10-K
period 1998-12-31
BRENTON BANKS INC
filed 1999-03-30
CIK 14060

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1999, was $163,219,238.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 8, 1999.

                     18,730,840 shares Common Stock, $2.50 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 1998 calendar year is incorporated by reference into Part I, Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1998, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                 1 of 242 Total Pages

TABLE OF CONTENTS

PART I
                                                                        Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         (A)  General Description . . . . . . . . . . . . . . . . . . . .  5

         (B)  Recent Developments . . . . . . . . . . . . . . . . . . . .  6

         (C)  Affiliated Banks  . . . . . . . . . . . . . . . . . . . . .  7

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  7

         (E)  Executive Officers and Policymakers of the
              Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  7

         (F)  Employees . . . . . . . . . . . . . . . . . . . . . . . . .  9

         (G)  Supervision and Regulation  . . . . . . . . . . . . . . . .  9

         (H)  Governmental Monetary Policy and Economic
              Conditions  . . . . . . . . . . . . . . . . . . . . . . . . 10

         (I)  Competition . . . . . . . . . . . . . . . . . . . . . . . . 10

         (J)  Statistical Disclosure  . . . . . . . . . . . . . . . . . . 12

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 25

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . . . 25

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 25

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . 26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk       26

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . 26

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


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

PART I

Item 1.   Business.

     (A)  General Description.

     Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1998, the Parent Company had direct control of its commercial and savings bank (hereinafter the "affiliated banks"), both located in Iowa. The commercial bank is a state bank incorporated under the laws of the State of Iowa and the savings bank is a federal savings bank organized under the laws of the United States. Both of the affiliated banks are members of the Federal Deposit Insurance Corporation.

     Brenton Banks, Inc. and its subsidiaries (the "Company") engage in retail, commercial, business and agricultural banking and related financial services from 47 locations throughout Iowa. In connection with this banking industry segment, the Company provides the usual products and services of banking such as deposits, commercial loans, business loans, agribusiness loans, personal loans, cash management services, international banking services, investment management and trust services.

     The principal services provided by the Company are accepting deposits and making loans. The significant loan categories are commercial, business, commercial real estate, agribusiness and personal. Commercial and business loans are made to business enterprises principally to finance inventory, operations or other assets at terms generally up to 5 years. The principal risk involves the customers' management skills and general economic conditions. Commercial real estate mortgage loans are routinely made for terms up to 20 years for real property used in a borrower's business. Repayment primarily depends upon the financial performance and the cash flow of the business enterprise. Declines in commercial real estate values could ultimately affect the collectibility of these types of loans. Agribusiness loans are made to farmers for financing crop inputs, equipment, livestock and real property used in farming activities. Agribusiness loans are also made to businesses related to or that support the production and sale of agricultural products. Weather conditions and government policies have major influences on agricultural financial performance and ultimately the borrower's ability to repay loans. Personal loans are made to individuals primarily on a secured basis to finance such items as residential mortgages, home improvements, personal property, education and vehicles. Unsecured personal loans are made on a limited basis. The individual's credit worthiness and economic conditions affecting the job market are the primary risks associated with personal loans. Personal loans generally do not exceed 5 years. For all loan types, the primary criteria used in determining whether to make a loan is the borrower's ability to repay, which is based upon a cash flow analysis, and willingness to pay supported by a historical review of credit performance.

     The principal markets for these loans are businesses and individuals in Iowa. Iowa has two primary regional market segments. One market consists of selected metropolitan areas across the state, which includes service and manufacturing industries. The other market involves rural areas which are predominately agricultural in nature. These loans are made by the affiliated banks, and some are sold on the secondary market. The Company also engages in activities that are closely related to banking, including mortgage banking, investment, insurance and real estate brokerage.
     5

     (B)  Recent Developments.

     Director Retirements. After many years of distinguished service, R. Dean Duben and Hubert G. Ferguson retired from the Board of Directors in May 1998.

     New Directors. In January 1998, the Board of Directors increased the number of directors by one and named Robert J. Currey to fill the position. Mr. Currey is the President of 21st Century Telecom Group, Inc. in Chicago, Illinois. Mr. Currey has no prior relationship or affiliation with the Company. In September 1998, the Board of Directors increased the number of directors from six to seven and named Robert C. Carr to fill the position. Mr. Carr is Vice President of Amoco Corporation in Chicago, Illinois. Mr. Carr has no prior relationship or affiliation with the Company.

     Stock Split. In January 1998, the Board of Directors declared a 2-for-1 stock split for stockholders of record as of February 10, 1998, payable February 20, 1998. As a result, the par value of the Company's common stock was reduced from $5.00 to $2.50 per share and authorized shares were increased to 50 million.

     Common Stock Dividends. On May 21, 1998, the Board of Directors declared a ten percent common stock dividend to stockholders of record on June 1, 1998. On May 6, 1997, the Board of Directors declared a ten percent common stock dividend to stockholders of record on May 15, 1997. Fractional shares resulting from both stock dividends were paid in cash.

     Stock Option Plan. On September 5, 1996, a special meeting of stockholders was held to approve the Brenton Banks, Inc. 1996 Stock Option Plan (the "Plan"). The Plan, which was approved, authorizes the granting of options on up to 1,331,000 shares (all share and per-share data have been restated for the 2-for-1 stock split and the ten percent common stock dividends) of the Company's common stock to key employees of the Company. The price at which options may be exercised cannot be less than the fair market value of the shares at the date the options are granted. The options are subject to certain performance vesting requirements and maximum exercise periods, as established by the Compensation Committee of the Board of Directors. In accordance with the performance vesting schedule, 33 percent of outstanding options have vested based upon cumulative net income for the period January 1, 1996, through December 31, 1998. During 1998, 1997 and 1996, 1,301,470 options have been granted and are outstanding under the Plan to 67 current employees of the Company with option prices ranging from $9.157 to $20.688 per share.

     Common Stock Repurchase Plan. As part of the Company's ongoing capital management and stock repurchase plan, in 1998 the Board of Directors authorized additional stock repurchases of $10,000,000 of the Company's common stock. For the years ended December 31, 1998, 1997 and 1996, the Company repurchased 512,650, 805,904 and 915,365 shares (restated for the 2-for-1 stock split and 10 percent common stock dividends), respectively, at total costs of $10,000,900, $10,014,087 and $8,248,331.

     Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates growth and expansion opportunities which would strengthen the Company's presence in current or selected new market areas. The Company continues expansion of its traditional and non-traditional products and services. In December 1998, the Company opened a branch office in a convenience store in Ames, Iowa, thus increasing the number of service locations to 47.

     Year 2000. The information appearing on pages 9 and 10 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

     Sales Culture. In the past three years the Company has intensified its company-wide commitment to making Brenton a proactive sales organization. The Company has also emphasized promoting partnering across business units to better serve our clients' total financial needs. The objective is to provide tools to Brenton bankers to enable them to take a proactive role in understanding their clients'
     6
needs and goals and then to develop custom-tailored financial strategies and solutions. The desired results are to strengthen existing and new relationships with clients across Iowa and to provide them with lifetime financial solutions.

     (C)  Affiliated Banks.

     The two affiliated banks had 43 banking locations at December 31, 1998, located in 11 of Iowa's 99 counties. These banks serve both metropolitan and agricultural areas. The location and certain other information about the affiliated banks are given below.

     The main office of Brenton Bank is located in Des Moines, Iowa.
Des Moines is the largest city in Iowa. In addition to its main banking location, Brenton Bank has 38 offices located throughout Iowa and provides services to clients in numerous counties across the state.

     Brenton Savings Bank, FSB is located in Ames, Iowa, and has offices in Ames and Story City. The savings bank primarily serves clients in Story County.

     (D)  Bank-Related Subsidiaries and Affiliates.

     Brenton Investments, Inc., a wholly-owned subsidiary of Brenton Bank, provides a full array of retail investment brokerage products and services to clients. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1998, this subsidiary had 33 licensed brokers serving all Brenton banking locations.

     Brenton Mortgages, Inc., a wholly-owned subsidiary of Brenton Savings Bank, FSB, engages in the mortgage banking business. This subsidiary originates and services mortgage loans sold to institutional investors and the mortgage loan portfolios of the affiliated banks.

     Brenton Realty Services, Ltd. and Brenton Insurance, Inc. are wholly-owned subsidiaries of Brenton Bank. Brenton Realty Services, Ltd. operates two real estate brokerage agencies. Brenton Insurance, Inc. provides individual and group life, annuity, health, fire, crop, homeowner's, automobile and liability insurance products to Brenton clients.

     Brenton Insurance Services, Inc., a wholly-owned subsidiary of the Parent Company, is currently inactive.

     (E)  Executive Officers and Policymakers of the Registrant.

     The term of office for the executive officers and policymakers of the Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers and policymakers of the Company as of March 8, 1999, the primary offices held by these executive officers and policymakers on that date, the period during which the officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:



                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________

C. Robert Brenton         68  Chairman of the Board        1990       Chairman, Brenton Bank -
Des Moines, Iowa              Brenton Banks, Inc.                     October 1995 to November 1997

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________


Robert L. DeMeulenaere    59  President and Chief          1994       President, Brenton Bank - January 1994 to
Des Moines, Iowa                Executive Officer                     November 1997; President/Treasurer, Brenton
                              Brenton Banks, Inc.                     Mortgages, Inc. - August 1989 to July 1994;
                              Chairman and Chief           1997       CEO, Brenton Bank and Trust Company of
                                Executive Officer                     Cedar Rapids - August 1990 to January 1994;
                              Brenton Bank                            Senior Vice President of the Parent Company -
                                                                      August 1990 to January 1994

Larry A. Mindrup          57  President                    1997       CEO, Brenton Savings Bank, FSB; Ames - April
Des Moines, Iowa              Chief Banking Officer        1995       1994 to March 1996; President, Brenton Bank,
                              Brenton Bank                            N.A., Des Moines - May 1995 to September
                                                                      1995; President, Brenton Savings Bank, FSB,
                                                                      Ames - April 1994 to April 1995; President,
                                                                      Trust Officer and Director, Brenton National
                                                                      Bank - Poweshiek County - January 1991 to
                                                                      March 1994

Phillip L. Risley         56  Executive Vice President/    1997       Executive Vice President of the Parent
Des Moines, Iowa              Chief Administrative         1995       Company - January 1992 to December 1995;
                                Officer/                              President and CEO, Brenton Bank, N.A.,
                              Brenton Bank                            Des Moines - February 1990 to May 1995;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to
                                                                      September 1995

Steven T. Schuler         47  Chief Financial Officer/     1990       Executive Vice President, Brenton Bank
Des Moines, Iowa                Treasurer/Secretary        1986       Services Corporation - May 1992 to
                              Brenton Banks, Inc. and                 September 1995
                              Brenton Bank

Perry C. Atwood           44  Chief Sales Officer          1996
Des Moines, Iowa              Brenton Bank

Elizabeth M. Piper/Bach   46  Chief Financial Services     1997
Des Moines, Iowa                Officer
                              Brenton Bank
                              President                    1995
                              Brenton Investments, Inc.

Woodward G. Brenton       48  Chief Commercial             1995       President and CEO, Brenton First National
Des Moines, Iowa               Banking Officer                        Bank - January 1992 to October 1995
                              Brenton Bank

Charles N. Funk           44  Regional President           1997       Chief Investment/ALCO Officer - October 1995
Des Moines, Iowa              President, Des Moines        1997       to September 1997; Vice President -
                              Brenton Bank                            Investments, Brenton Banks, Inc. - December
                                                                      1991 to October 1995

Norman D. Schuneman       56  Chief Credit Officer         1995       Senior Vice President - Lending of the
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




All of the foregoing individuals have been employed by the Company for the past five years, except for Perry C. Atwood, who was Senior Vice President at Valley National Bank (merged with Bank One) in Phoenix, Arizona from January 1992 to April 1996 and also held positions of Director of Business Banking, Director of Sales and Regional Manager during that time period; and Elizabeth M. Piper/Bach, who was Vice President and Director of Investment Management Consulting and Training for John G. Kinnard & Co. from 1993 to 1995 and Vice President and Director of the Investment Management Group of Dain Bosworth in Minneapolis, Minnesota, prior to 1993.

     (F)  Employees.

     On December 31, 1998, the Company had 661 full-time employees and 157 part-time employees. On December 31, 1998, the Parent Company had five employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

     (G)  Supervision and Regulation.

     The Company is restricted by various regulatory bodies as to the types of activities and businesses in which it may engage. References to the provisions of certain statutes and regulations are only brief summaries thereof and are qualified in their entirety by reference to those statutes and regulations. The Company cannot predict what other legislation may be enacted or what regulations may be adopted, or, if enacted or adopted, the effect thereof.

     The Parent Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Parent Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its affiliated banks. However, the Parent Company may engage in and may own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be a proper incident thereto." The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Parent Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and the regulations of the Board of Governors, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

     The Parent Company, its affiliated banks and its bank-related subsidiaries are affiliates within the meaning of the Federal Reserve Act and OTS regulations. As affiliates, they are subject to certain restrictions on loans by an affiliated bank to the Parent Company, other affiliated banks or bank-related subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

     Brenton Bank is a state-chartered bank subject to the supervision of and regular examination by the Iowa Superintendent of Banking and, because of its membership in the Federal Deposit Insurance Corporation ("FDIC"), is subject to examination by the FDIC. Brenton Bank is required to maintain certain minimum capital ratios established by its primary regulator. The provisions of the FDIC Act restrict the activities that insured state-chartered banks may engage in to those activities that are permissible for national banks, except where the FDIC determines that the activity poses no significant risk to the deposit insurance fund and the bank remains adequately capitalized. Furthermore, the FDIC Act grants the FDIC the power to take prompt regulatory action against certain undercapitalized and seriously undercapitalized institutions in order to preserve the deposit insurance fund.
     9

     The affiliated savings bank is subject to the supervision of and regular examination by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. The savings bank is required to maintain certain minimum capital ratios established by the OTS and must meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1998, Brenton Savings Bank, FSB complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

     During 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. This law amended certain provisions of the federal banking laws (including the Bank Holding Company Act) to permit the acquisition of banks by banks or bank holding companies domiciled outside of the home state of the acquired bank. The Interstate Banking Act seeks to provide a uniform interstate banking law for all 50 states. The provisions of the law allow states to impose certain "non-discriminatory" conditions upon interstate mergers, including limits on the concentration of deposits. According to Iowa's banking law, Iowa-based banks and bank holding companies can acquire banks and bank holding companies located in other states. Iowa law prohibits a bank holding company or bank controlled by a bank holding company from acquiring additional Iowa-based banks or bank holding companies if the total deposits in Iowa of such bank holding company and its affiliates would exceed 10 percent of the total deposits of all banks and thrifts in the state.

     Generally, banks in Iowa are prohibited from operating offices in counties other than the county in which the bank's principal office is located and contiguous counties. However, certain banks located in the same or different municipalities or urban complexes may consolidate or merge and retain their existing banking locations by converting to a United Community Bank. The resulting bank would adopt one principal place of business, and would retain the remaining banking locations of the merged or consolidated banks as offices. The Company relied upon the United Community Bank law when it merged its 13 commercial banks into one state-chartered bank in 1995. Generally, thrifts can operate offices in any county in Iowa and may, under certain circumstances, acquire or branch into thrifts in other states with the approval of the OTS.

     (H)  Governmental Monetary Policy and Economic Conditions.

     The earnings of the Company are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings.

     (I)  Competition.

     The banking business in Iowa is highly competitive and the affiliated banks compete not only with banks and thrifts, but with sales, finance and personal loan companies; credit unions; and other financial services companies which are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment banking companies, insurance companies, finance companies and other institutions.

     The multi-bank holding companies, which own banks in Iowa, are in direct competition with one another. Brenton Banks, Inc. is the largest multi-bank holding company domiciled in Iowa. As of June 30, 1998, Brenton Banks, Inc.'s affiliated banks held approximately 3.3% of total Iowa bank and thrift deposits. There are seven other multi-bank holding companies that operate banks in Iowa, but are domiciled in other states. During 1998, the five largest of these holding companies changed ownership and/or names. The Iowa deposits of five of these holding companies are of similar size or greater when compared to Brenton
     10

Banks, Inc. The Company considers the ownership/name changes of these out-of-state holding companies to be a competitive advantage to the Company.

     Certain of the subsidiary banks of these multi-bank holding companies may compete with certain of the Parent Company's affiliated banks and any other affiliated financial institutions, which may be acquired by the Parent Company. These multi-bank holding companies, other smaller bank holding companies, chain banking systems and others may compete with the Parent Company for the acquisition of additional banks.

     The Company has expanded the mortgage banking business in the past few years by increasing the number of mortgage loan originators and by expanding the number of locations where mortgage banking services are offered. The volume of loan closings in 1998 increased over 180 percent compared to 1997.

     The Company has also expanded the investment brokerage business in the last several years, placing brokers in many Brenton bank locations as well as individual brokerage offices. The Brenton brokers compete with brokers from regional and national investment brokerage firms as well as internet trading services.
     11

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

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

           The following summarizes the average consolidated statement of condition by major type of account, the interest earned and interest paid and the average yields earned and average rates paid for each of the three years ending December 31:



                                                                  1998
(dollars in thousands)                          ___________________________________________
                                                                Interest           Average
                                                Average         Income or         Yields or
                                                Balance          Expense            Rates
                                                _______         _________         _________

Assets:
 Interest-earning assets:
  Interest-bearing deposits with banks         $    3,706       $    176             4.74%
  Federal funds sold and securities
    purchased under agreements to resell           31,048          1,659             5.35
  Trading account securitites                         ---            ---              ---
  Investment securities available for sale:
    Taxable investments:
      United States Treasury securities            40,898          2,319             5.67
      Securities of United States government
        agencies                                   97,770          5,955             6.09
      Mortgage-backed and related securities      236,280         14,545             6.16
      Other investments                            15,643            952             6.09
    Tax-exempt investments:
      Obligations of states and political
        subdivisions(2)                           125,237          8,382             6.69
  Investment securities held to maturity:
    Taxable investments:
     Securities of United States government
       agencies                                     1,402             89             6.33
     Mortgage-backed and related securities         1,869            140             7.48
     Other investments                                727             48             6.68
    Tax-exempt investments:
     Obligations of states and political
       subdivisions(2)                             53,130          3,623             6.82
    Loans held for sale                            37,841          2,690             7.11
    Loans (1,2)                                   999,232         87,339             8.74
                                                _________        _______             ____
  Total interest-earning assets (2)             1,644,783       $127,917             7.78%
                                                                 _______             ____
  Allowance for loan losses                       (13,738)
  Cash and due from banks                          65,874
  Premises and equipment                           31,883
  Other assets                                     51,318
                                                _________
  Total assets                                 $1,780,120
                                                _________
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Interest-bearing deposits:
      Demand                                   $   90,589       $  2,800             3.09%
      Savings                                     585,598         17,429             2.98
      Time                                        556,056         30,543             5.49
    Federal funds purchased and securities
      sold under agreements to repurchase         116,388          5,092             4.38
    Other short-term borrowings                    65,205          3,757             5.76
    Long-term borrowings                           47,605          3,017             6.34
                                                _________        _______             ____
  Total interest-bearing liabilities            1,461,441       $ 62,638             4.29%
                                                                 _______             ____
  Noninterest-bearing deposits                    164,403
  Accrued expenses and other liabilities           17,020
                                                _________
  Total liabilities                             1,642,864
  Minority interest                                 4,834
  Common stockholders' equity                     132,422
                                                _________
Total liabilities and stockholders' equity     $1,780,120
                                                _________
Net interest spread (2)                                                              3.49%
                                                                                     ____
Net interest income/margin (2)                                  $ 65,279             3.97%
                                                                 _______             ____

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax-equivalent basis using a federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments. The standard federal income tax rate is used for consistency of presentation.

     12

                         1997                                         1996
       ___________________________________________      ___________________________________
                       Interest           Average                   Interest       Average
       Average         Income or         Yields or      Average     Income or     Yields or
       Balance          Expense            Rates        Balance      Expense       Rates
       _______         _________         _________      _______     _________     _________



       $    2,460      $    118             4.80%       $    1,393  $     68        4.87%

           31,472         1,742             5.54            26,188     1,417        5.41
               12             1             4.26               ---       ---         ---


           45,459         2,748             6.05            36,582     2,109        5.76

           71,958         4,555             6.33            77,436     4,606        5.95
          217,817        13,835             6.35           207,029    12,780        6.17
           12,998           832             6.40             8,955       568        6.34



           99,868         7,035             7.04            85,471     6,097        7.13


            7,925           485             6.11            38,596     2,362        6.12
            2,594           191             7.36             3,509       261        7.45
            2,181           136             6.25             4,166       255        6.12


           56,204         3,777             6.72            51,639     3,449        6.68
           10,284           811             7.89             7,983       676        8.47
          970,115        85,540             8.82           919,578    79,921        8.69
        _________       _______             ____         _________   _______        ____
        1,531,347      $121,806             7.95%        1,468,525  $114,569        7.80%
                        _______             ____                     _______        ____
          (12,171)                                         (11,440)
           58,681                                           65,439
           29,841                                           31,728
           41,771                                           28,642
        _________                                        _________
       $1,649,469                                       $1,582,894
        _________                                        _________



       $   81,430      $  2,332             2.86%       $  376,259  $ 11,194        2.98%
          551,509        15,903             2.88           241,250     6,134        2.54
          567,258        31,075             5.48           583,508    32,179        5.51
           78,234         3,413             4.36            59,276     2,470        4.17
           53,223         3,183             5.98            17,294     1,015        5.87
           32,056         2,199             6.86            33,094     2,339        7.07
        _________       _______             ____         _________   _______        ____
        1,363,710      $ 58,105             4.26%        1,310,681  $ 55,331        4.22%
                        _______             ____                     _______        ____
          139,480                                          131,051
           17,097                                           17,521
        _________                                        _________
        1,520,287                                        1,459,253
            4,691                                            4,471
          124,491                                          119,170
        _________                                        _________
        1,649,469                                        1,582,894
        _________                                        _________
                                            3.69%                                   3.58%
                                            ____                                    ____
                       $ 63,701             4.16%                   $ 59,238        4.03%
                        _______             ____                     _______        ____

     13

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31:




                                                       1998 vs. 1997                    1997 vs. 1996
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (in thousands)                   (in thousands)
Interest Income:
  Interest-bearing deposits with banks           $    50       59        (1)      $    50        51       (1)
  Federal funds sold and securities purchased
    under agreements to resell                       (83)     (23)      (60)          325       291       34
  Trading account securities                          (1)       1        (2)            1         1      ---
  Investment securities available for sale:
   Taxable investments:
    United States Treasury securities               (429)    (265)     (164)          639       532      107
    Securities of United States government
     agencies                                      1,400    1,578      (178)          (51)     (337)     286
    Mortgage-backed and related securities           710    1,147      (437)        1,055       678      377
    Other investments                                120      163       (43)          264       259        5
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                              1,347    1,713      (366)          938     1,015      (77)
  Investment securities held to maturity:
   Taxable investments:
    Securities of United States government
     agencies                                       (396)    (412)       16        (1,877)   (1,874)      (3)
    Mortgage-backed and related securities           (51)     (54)        3           (70)      (67)      (3)
    Other investments                                (88)     (96)        8          (119)     (124)       5
   Tax-exempt investments:
    Obligations of states and political
     subdivisions (2)                               (154)    (208)       54           328       306       22
  Loans held for sale                              1,879    1,950       (71)          135       184      (49)
  Loans (1,2)                                      1,799    2,550      (751)        5,619     4,443    1,176
                                                  ______    _____     _____        ______    ______    _____
                                                   6,111    8,103    (1,992)        7,237     5,358    1,879
                                                  ______    _____     _____        ______    ______    _____
Interest Expense:
  Interest-bearing deposits:
    Demand                                           468      274       194        (8,862)   (8,458)    (404)
    Savings                                        1,526    1,003       523         9,769     8,847      922
    Time                                            (532)    (616)       84        (1,104)     (891)    (213)
  Federal funds purchased and securities sold
    under agreements to repurchase                 1,679    1,670         9           943       822      121
  Other short-term borrowings                        574      695      (121)        2,168     2,148       20
  Long-term borrowings                               818      996      (178)         (140)      (72)     (68)
                                                  ______    _____     _____        ______    ______    _____

                                                   4,533    4,022       511         2,774     2,396      378
                                                  ______    _____     _____        ______    ______    _____

Net interest income                              $ 1,578    4,081    (2,503)      $ 4,463     2,962    1,501
                                                  ______    _____     _____        ______    ______    _____

Note:  The change in interest due to both rate and volume has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(1)  Nonaccrual loans have been included in the analysis of volume and rate variances.
(2)  Computed on a tax-equivalent basis using a federal income tax rate of 35 percent and adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

     14

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1998. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.




                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits with banks            $    2,167       ---        ---     2,167       ---       ---      2,167
  Federal funds sold and securities purchased
    Under agreements to resell                         6,000       ---        ---     6,000       ---       ---      6,000
Investment securities:
  Available for sale:
    Taxable investments (3)                           19,663    26,611     79,511   125,785   298,357    19,606    443,748
    Tax-exempt investments                             4,678     7,309      8,380    20,367    74,720    66,349    161,436
  Held to maturity:
    Taxable investments                                  429       183      1,033     1,645       295        39      1,979
    Tax-exempt investments                             2,160     5,072      7,902    15,134    16,960     8,954     41,048
                                                   _________  ________  _________ _________  ________   _______  _________
      Total investment securities                     26,930    39,175     96,826   162,931   390,332    94,948    648,211
  Loans held for sale                                 98,147       ---        ---    98,147       ---       ---     98,147
  Loans (1)(3)                                       389,017    26,539     58,116   473,672   427,928   123,856  1,025,456
                                                   _________  ________  _________ _________  ________   _______  _________
Total interest-earning assets                     $  522,261    65,714    154,942   742,917   818,260   218,804  1,779,981
                                                   _________  ________  _________ _________  ________   _______  _________
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand and savings deposits (2)               $  734,970       ---        ---   734,970       ---       ---    734,970
    Time deposits                                     98,882   114,673    150,024   363,579   207,416        85    571,080
  Federal funds purchased and securities sold
    under agreements to repurchase                   155,847       ---        ---   155,847       ---       ---    155,847
  Other short-term borrowings                            ---    27,000     60,050    87,050       ---       ---     87,050
  Long-term borrowings                                   ---       ---      1,263     1,263    36,362     3,921     41,546
                                                   _________  ________  _________ _________  ________   _______  _________
Total interest-bearing liabilities                $  989,699   141,673    211,337 1,342,709   243,778     4,006  1,590,493
                                                   _________  ________  _________ _________  ________   _______  _________
Interest sensitivity GAP                          $ (467,438)  (75,959)   (56,395) (599,792)  574,482   214,798    189,488
                                                   _________ _________  _________ _________  ________   _______  _________
Interest sensitivity GAP ratio                         .53:1     .46:1      .73:1     .55:1    3.36:1   54.62:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________
Cumulative interest sensitivity GAP               $ (467,438) (543,397)  (599,792) (599,792)  (25,310)  189,488    189,488
                                                   _________ _________  _________ _________  ________   _______  _________
Cumulative interest sensitivity GAP ratio              .53:1     .52:1      .55:1     .55:1     .98:1    1.12:1     1.12:1
                                                   _________ _________  _________ _________  ________   _______  _________

(1) Nonaccrual loans have been excluded from the interest rate sensitivity analysis.

(2) Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.

(3) Assumed repayments on mortgage-related loans and investments are based upon projected prepayment speeds which are determined by considering Wall Street estimates.

     15

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                                   1998      1997      1996
                                                   ____      ____      ____
                                                        (in thousands)

Investment securities available for sale
 (fair value):

 Taxable investments:
  United States Treasury securities               $ 43,292   38,790   41,351
  Securities of United States government agencies  140,417   86,660   98,153
  Mortgage-backed and related securities           233,055  230,933  219,447
  Other investments                                 26,984   20,957    8,193

 Tax-exempt investments:
  Obligations of states and political subdivisions 161,436  109,314   93,955
                                                   _______  _______  _______

                                                   605,184  486,654  461,099
                                                   _______  _______  _______
Investment securities held to maturity
  (amortized cost):
  Taxable investments:
  Securities of United States government agencies      ---    5,025   15,065
  Mortgage-backed and related securities             1,529    2,363    3,041
  Other investments                                    450    1,518    2,466

Tax-exempt investments:
  Obligations of states and political subdivisions  41,048   60,173   52,183
                                                   _______  _______  _______
                                                    43,027   69,079   72,755
                                                   _______  _______  _______
               Total investment securities        $648,211  555,733   533,854
                                                   _______  _______  _______

     16

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1998:


                                          Investments by Maturity and Yields at December 31, 1997
                               ____________________________________________________________________________

                                                      After One            After Five
                                    Within           but through          but through            After
                                   One Year           Five Years           Ten Years           Ten Years

                               _______________     _______________      _______________     _______________
                               Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield
                               ______    _____     ______    _____      ______    _____     ______    _____
                                                              (dollars in thousands)
Investment securities
  available for sale:

 Taxable investments:
  United States Treasury
   securities                $ 15,224    4.43%   $ 28,068    4.77%  $    ---      ----%  $    --      ----%
  Securities of United
    States government
    agencies                      ---    ---      118,538    5.63     18,821      6.40     3,058      7.88
  Mortgage-backed and
   related securities          63,948    6.36     142,861    6.38     22,689      6.34     3,557      6.13
  Other investments             9,493    6.00      16,565    5.77        ---       ---       926      6.56

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      20,527    6.79      75,170    6.34     52,124      6.51    13,615      7.70
                              _______    ____     _______    ____    _______      ____    ______      ____

                              109,192    6.14     381,202    5.99     93,634      6.45    21,156      7.41
                              _______    ____     _______    ____    _______      ____    ______      ____

Investment securities held
  to maturity:

 Taxable investments:
  Mortgage-backed and
   related securities             227    7.54         770    7.54        532      7.54       ---      ----
  Other investments               115    6.60         312    6.93         23      8.24       ---      ----

 Tax-exempt investments:
  Obligations of states and
   political subdivisions      16,176    5.99      15,926    6.87      5,287      7.87     3,659      8.47
                              _______    ____     _______    ____    _______      ____    ______      ____

                               16,518    6.01      17,008    6.90      5,842      7.84     3,659      8.47
                              _______    ____     _______    ____    _______      ____    ______      ____
Total investment securities  $125,710    6.12%   $398,210    6.03%  $ 99,476      6.53%  $24,815      7.57%
                              _______    ____     _______    ____    _______      ____    ______      ____


NOTE: The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group. The maturities of mortgage-backed securities have been included in the period of anticipated payment considering estimated prepayment rates. The weighted average yields for tax-exempt obligations have been adjusted to a fully-taxable basis, assuming a 35 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

As of December 31, 1998, the Company did not have securities from a single issuer, other than the United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders' equity.

Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.
     17

III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:


                                                                          December 31
                                                      ____________________________________________________
                                                          1998       1997       1996       1995       1994
                                                          ____       ____       ____       ____       ____
                                                                         (in thousands)
1. Real estate loans:
   a. Commercial construction and land development  $   54,941     30,007     42,693     38,123     26,549
   b. Secured by 1-4 family residential property,
        including home equity loans                    302,731    342,134    338,010    319,430    389,713
   c. Other                                            151,995    161,989    150,395    163,739    143,960
2. Loans to financial institutions                         ---        ---        ---        ---        ---
3. Loans to farmers                                     84,554     79,036     69,660     68,543     71,853
4. Commercial and industrial loans                     179,414    160,428    132,395    119,368    115,280
5. Loans to individuals for personal expenditures      251,636    217,405    207,197    199,489    221,627
6. All other loans                                       8,284      2,190      1,594      1,501      1,232
                                                     _________    _______    _______    _______    _______

                                                    $1,033,555    993,189    941,944    910,193    970,214
                                                     _________    _______    _______    _______    _______

          The following table shows the maturity distribution of loans as of December 31, 1998 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):




                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (in thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 49,856     4,086         999    54,941
   b. Other                                           37,495    59,570      54,930   151,995
2. Loans to financial institutions                       ---       ---         ---       ---
3. Loans to farmers                                   47,864    34,465       2,225    84,554
4. Commercial and industrial loans                   107,717    57,142      14,555   179,414
5. All other loans                                     1,718        22       6,544     8,284
                                                     _______   _______      ______   _______

                                                    $244,650   155,285      79,253   479,188
                                                     _______   _______      ______   _______
</table



          The above loans due after one year which have predetermined and floating interest rates follow:

          Predetermined interest rates       $ 74,889
                                              _______

          Floating interest rates            $159,649
                                              _______
     19

Item 1(J) Business - Statistical Disclosure, Continued

III. Loan Portfolio, Continued

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


                           1998      1997      1996      1995      1994
                           ____      ____      ____      ____      ____
                                          (in thousands)
Nonaccrual                $ 8,099    3,227     2,663     2,639     3,784

Restructured                  289      513       568       178       298

Past due 90 days or more    2,901    2,972     2,936     2,802       940
                           ______    _____     _____     _____     _____

   Nonperforming loans    $11,289    6,712     6,167     5,619     5,022
                           ______    _____     _____     _____     _____

          Interest income recorded during 1998 on nonaccrual and restructured loans amounted to $215,000. The amount of interest income which would have been recorded during 1998, if nonaccrual and restructured loans had been current in accordance with the original terms, was $827,000.

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

          In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present some concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This concern may eventually result in certain of these loans being classified in one of the above-scheduled categories. At December 31, 1998, these loans amounted to less than $1 million.

           As of December 31, 1998, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $389,000 and $341,000 at December 31, 1998, and 1997, respectively.
     20

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31 for each of the past five years:


                                                            1998      1997      1996      1995      1994
                                                            ____      ____      ____      ____      ____
                                                                        (dollars in thousands)
Total loans at the end of the year                      $1,033,555   993,189   941,944   910,193   970,214
                                                         _________   _______   _______   _______   _______

Average loans outstanding                                  999,232   970,115   919,578   945,724   936,370
                                                         _________   _______   _______   _______   _______
Allowance for loan losses -
  beginning of the year                                 $   12,732    11,328    11,070    10,913     9,818
                                                         _________   _______   _______   _______   _______
Amount of charge-offs during year:
  Real estate loans                                            478       299       479        41        83
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                             261       196       365        36        31
  Commercial and industrial loans                              592       890       594       340       337
  Loans to individuals for personal expenditures             2,997     2,844     2,623     2,960     1,943
  All other loans                                               79        --        --        --        48
                                                         _________   _______   _______   _______   _______

    Total charge-offs                                        4,407     4,229     4,061     3,377     2,442
                                                         _________   _______   _______   _______   _______


Amount of recoveries during year:
  Real estate loans                                            133       217        68        66       101
  Loans to financial institutions                               --        --        --        --        --
  Loans to farmers                                              37       109       138        50       146
  Commercial and industrial loans                              268       184        95       400       334
  Loans to individuals for personal expenditures             1,198     1,223     1,118     1,153       947
  All other loans                                               11        --        --        --        21
                                                         _________   _______   _______   _______   _______
    Total recoveries                                         1,647     1,733     1,419     1,669     1,549
                                                         _________   _______   _______   _______   _______
Net loans charged-off during year                            2,760     2,496     2,642     1,708       893
                                                         _________   _______   _______   _______   _______
Additions to allowance charged to operating expense          4,200     3,900     2,900     1,865     1,988
                                                         _________   _______   _______   _______   _______
Allowance for loan losses - end of the year             $   14,172    12,732    11,328    11,070    10,913
                                                         _________   _______   _______   _______   _______
Ratio of allowance to loans outstanding at end of year        1.37%     1.28      1.20      1.22      1.12
                                                              ____      ____      ____      ____      ____
Ratio of net charge-offs to average loans outstanding          .28%      .26       .29       .18       .10
                                                               ___       ___       ___       ___       ___
</table


NOTE:  The provision for loan losses charged to operating expenses is based upon management's evaluation of the loan portfolio, past loan loss experience and the level of the allowance for loan losses necessary to support management's evaluation of potential losses in the loan portfolio.
Management's evaluation of the allowance for loan losses is based upon several factors including economic conditions, historical loss and collection experience, risk characteristics of the loan portfolio, underlying collateral values, industry risk and credit concentrations.
     21

Item 1(J) Business - Statistical Disclosure, Continued

IV.  Summary of Loan Loss Experience, Continued

          In the following summary, the Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:




                                                                        December 31
___________________________________________________________________________________________________________________________
                                        1998              1997              1996              1995             1994

                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for   of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                  Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                                      (dollars in thousands)
Real estate loans                  $ 3,000    49.3%  $ 2,400    53.8%  $ 2,200    56.4%  $ 2,400   57.3%  $ 2,600    57.7%
Loans to financial institutions         --      --        --      --        --     --        --      --        --      --
Loans to farmers                     1,600     8.2     1,200     8.0     1,000     7.4     1,300    7.5     1,400     7.4
Commercial and industrial loans      4,100    17.4     3,800    16.1     3,200    14.0     2,900   13.1     2,800    11.9
Loans to individuals for personal
  expenditures                       5,472    24.3     5,332    21.9     4,928    22.0     4,470   21.9     4,113    22.8
All other loans                         --      .8        --      .2        --      .2        --     .2        --      .2
                                    ______   _____    ______   _____    ______   _____   ______   _____    ______   _____
                                   $14,172   100.0%   12,732   100.0%  $11,328   100.0%  $11,070  100.0%  $10,913   100.0%
                                    ______   _____    ______   _____    ______  _____    ______   _____     _____   _____

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the years indicated follows:

                                            Year Ended December 31
                                    __________________________________________

                                    1998             1997             1996
                                ____________     ____________     ____________
                                Amount  Rate     Amount  Rate     Amount  Rate
                                ______  ____     ______  ____     ______  ____
                                             (dollars in thousands)
Noninterest-bearing deposits $  164,403   --% $  139,480   --% $  131,051   --%
$
Interest-bearing deposits:
   Demand                        90,589 3.09      81,430 2.86     376,259 2.98
   Savings                      585,598 2.98     551,509 2.88     241,250 2.54
   Time                         556,056 5.49     567,258 5.48     583,508 5.51
                              _________        _________        _________

                             $1,396,646       $1,339,677       $1,332,068
                              _________        _________        _________

          The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1998:

          Maturity Remaining                          Amount
          __________________                         ________
                                                  (in thousands)

          Less than 3 months                          $25,056
          Over 3 through 6 months                      35,466
          Over 6 through 12 months                     14,691
          Over 12 months                               22,452
                                                       ______

                                                      $97,665
                                                       ______


VI.  Return on Equity and Assets

          Various operating and equity ratios for the years indicated are presented below:

                                                     Year Ended  December 31
                                                     ________________________
                                                      1998     1997     1996
                                                      ____     ____     ____
Return on average total assets:
  (Net income before deduction of minority
   interest)                                          1.18%    1.14%     .92%

Return on average equity:
  (Including unrealized gains (losses) on
   securities available for sale                     15.37    14.47    11.76

Common dividend payout ratio                         33.24    27.25    27.25

Average equity to average assets                      7.44     7.55     7.53

Equity to assets ratio                                6.81     7.36     7.41

Tier 1 leverage capital ratio                         7.17     7.63     7.62

Primary capital to assets                             7.74     8.32     8.33

     23

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1998        1997        1996
                                               ____        ____        ____
                                                  (dollars in thousands)
Amount outstanding at December 31            $155,847     92,633       66,826
Weighted average interest rate at
  December 31                                    4.24%      4.48         3.74
Maximum amount outstanding at any
  month-end                                  $155,847     92,633       73,359
Average amount outstanding during
  the year                                   $116,388     78,234       59,276
Weighted average interest rate during
  the year                                       4.38%      4.36         4.17


          Information relative to other short-term borrowings, which consist primarily of Federal Home Loan Bank advances, follows:

                                               1998       1997        1996
                                               ____       ____        ____
                                                  (dollars in thousands)
Amount outstanding at December 31             $ 87,050    73,700     34,150
Weighted average interest rate at
  December 31                                     5.38%     6.02       5.97
Maximum amount outstanding at any
  Month-end                                   $ 87,050    73,700     34,150
Average amount outstanding during
  the year                                    $ 65,205    53,223     17,294
Weighted average interest rate during
  the year                                        5.76%     5.98       5.87

     24

Item 2.   Properties.

     At December 31, 1998, the affiliated banks and subsidiaries had 47 service locations with approximately 338,000 square feet, all located in Iowa. Of these locations, 32 were owned by the Company - approximately 262,000 square feet; three were owned buildings on leased land - approximately 30,000 square feet and 12 were operated under lease contracts with unaffiliated parties - approximately 46,000 square feet.

     In December 1998, the Company entered into an agreement to purchase a parcel of land for $2.1 million in Clive, Iowa. The land will be utilized for construction of a new operations and sales support facility. The new building is in the planning stages and is expected to be completed in the third quarter of 2000. The new building will replace space, which the Company currently leases, and will include room for future growth.

     The Company leases certain real estate and equipment under long-term and short-term leases. The Company owns certain real estate that is leased to unrelated persons.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


PART II


Item 5.   Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The information appearing on pages 26 and 34 of the Corporation's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

     There were approximately 2,057 holders of record of the Parent Company's $2.50 common stock as of March 8, 1999. The closing price of the Parent Company's common stock was $15.06 on March 8, 1999.

     The Parent Company increased dividends to common shareholders in 1998 to $.349 per share, a 40.7 percent increase over $.248 for 1997. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 1999, the Board of Directors declared a dividend of $.095 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.

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

Item 7A.   Quantitative and Qualitative Disclosure About Market
Risk.

     The information appearing on page 8 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

     The information appearing on pages 13 through 33 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Within the twenty-four months prior to the date of the most recent financial statements, there has been no change in or disagreements with accountants of the Company.


PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1998, is incorporated herein by reference. See also Item 1(E) of this Form 10-K captioned "Executive Officers and Policymakers of the Registrant."

Item 11.   Executive Compensation.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1998, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1998, is incorporated herein by reference.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     The following exhibits and financial statement schedules are filed as part of this report:

(a)               1. Financial Statements: See the financial statements on
                     pages 13 through 33 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated by reference herein.

                  2. Financial Statement Schedules: See Exhibits 11 and 12,
                     for computation of earnings per share and ratios.

                  3. Exhibits (not covered by independent auditors' report).

                     Exhibit 3

                     The Articles of Incorporation, as amended, and Bylaws, as amended, of Brenton Banks, Inc. These Articles of Incorporation, as amended, and Bylaws are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1997.

                     Exhibit 10.1

                     Summary of the Company's Bonus Plans under which some of the executive officers of the Company and certain other personnel of the subsidiaries are eligible to receive a bonus each year.

                     Exhibit 10.2

                     1996 Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 1,331,000 shares (restated for the 2-for-1 stock split effective February 1998 and the 10 percent common stock dividends effective in 1998, 1997 and 1996) of the Company's $2.50 par value common stock.  This 1996 Stock Option
                     Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1996.

                     Exhibit 10.3

                     Directors' Incentive Plan. This Directors' Incentive Plan is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended
                     September 30, 1995.

                     Exhibit 10.4

                     Employment Agreement, dated July 6, 1989, between William H. Brenton and Brenton Banks, Inc. This Employment Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.
     27

                     Exhibit 10.5

                     Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company were eligible to receive options to purchase an aggregate of 798,600 shares (restated for the 2-for-1 stock split effective February 1998 and the 10 percent common stock dividends effective in 1998, 1997 and 1996) of the Company's $2.50 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1997.

                     Exhibit 10.6

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1994, under which certain of the Company's senior officers and bank presidents were eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.

                     Exhibit 10.7

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1993, under which certain of the Company's senior officers and bank presidents were eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance.

                     Exhibit 10.8

                     Long-Term Stock Compensation Plan, Agreements and related documents, effective for 1995, under which certain of the Company's senior officers and bank presidents were eligible to receive shares of Brenton Banks, Inc. stock based upon their service to the Company and Company performance. This Long-Term Stock Compensation Plan, Agreements and related documents are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1995.

                     Exhibit 10.9

                     Standard Agreement for Advances, Pledge and Security Agreement between Brenton Banks and the Federal Home Loan Bank of Des Moines.

                     Exhibit 10.10

                     Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1998, setting forth the terms of the Parent Company's $5,000,000 short-term debt agreement.
     28

                     Exhibit 10.11

                     Data Processing Agreement dated December 1, 1991, by and between ALLTEL Information Services, Inc., (formerly Systematics, Inc.) and Brenton Bank (formerly Brenton Information Systems, Inc.). This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                     Exhibit 10.12

                     Correspondent Services Agreement dated
                     November 13, 1996, between Brenton Bank and the Federal Home Loan Bank of Des Moines.
                     This Correspondent Services Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended
                     December 31, 1996.

                     Exhibit 10.13

                     Adoption Agreement #003 - Nonstandardized Code
                     Section 401(k) Profit Sharing Plan, effective
                     July 1, 1998.

                     Exhibit 10.14

                     Indenture Agreement with respect to Capital
                     Notes dated April 12, 1993.

                     Exhibit 10.15

                     Indenture Agreement with respect to Capital
                     Notes dated April 14, 1992.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year Ended December 31, 1997.

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

                     Exhibit 10.21

                     Indenture Agreement with respect to Capital
                     Notes dated April 23, 1997.  This Indenture
                     Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1997.

                     Exhibit 10.22

                     Indenture Agreement with respect to Capital
                     Notes dated April 16, 1998.

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

                     Exhibit 10.26

                     Agreement between Robert L. DeMeulenaere and
                     the Company regarding the change in
                     control arrangements, dated December 31, 1994. This Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1994.
     30

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

                     Exhibit 10.29

                     Fourteenth Amendment to Data Processing Agreement dated January 1, 1998, by and between ALLTEL Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation).

                     Exhibit 10.30

                     Fifteenth Amendment to Data Processing Agreement dated January 1, 1998, by and between ALLTEL Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation).

                     Exhibit 10.31

                     Purchase Agreement dated December 31, 1998, by and between West Lakes Development Company and Brenton Bank.

                     Exhibit 10.32

                     Purchase Agreement dated December 31, 1998, by and between West End Diner, Inc. and Brenton Bank.

                     Exhibit 11

                     Statement of computation of earnings per share.

                     Exhibit 12

                     Statement of computation of ratios.

                     Exhibit 13

                     The Appendix to the Proxy Statement for Brenton Banks, Inc. for the 1998 calendar year.
      31

                     Exhibit 21

                     Subsidiaries.

                     Exhibit 23

                     Consent of KPMG Peat Marwick LLP to the incorporation of their report dated January 29, 1999, relating to certain consolidated financial statements of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

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

          (b)     Reports on Form 8-K:  No reports on Form 8-K
were required to be filed during the last quarter of 1998.
     32

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE

Date:  March 11, 1999




          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 11, 1999




By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer
Chief Accounting Officer

Date:  March 11, 1999
     33

BOARD OF DIRECTORS


By:  /s/ C. Robert Brenton
C. ROBERT BRENTON
Chairman of the Board

Date:  March 11, 1999


By  /s/ William H. Brenton
WILLIAM H. BRENTON

Date:  March 11, 1999


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 11, 1999


By:  /s/ Robert C. Carr
ROBERT C. CARR

Date:  March 11, 1999


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 11, 1999


By  /s/ Robert J. Currey
ROBERT J. CURREY

Date:  March 11, 1999
     34

EXHIBIT INDEX

Exhibits                                                               Page

          Exhibit 3

          The Articles of Incorporation, as amended, and Bylaws,
          as amended, of Brenton Banks, Inc. These Articles of
          Incorporation, as amended, and Bylaws are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1997.  . . . . . . . . . . . . .  40

          Exhibit 10.1

          Summary of the Company's Bonus Plans under which some
          of the executive officers of the Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year.  . . . . . . . . . . . . . . . .   41

          Exhibit 10.2

          1996 Stock Option Plan, Administrative Rules and
          Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate
          of 1,331,000 shares (restated for the 2-for-1 stock
          split effective February 1998 and the 10 percent
          common stock dividends effective in 1998, 1997 and
          1996) of the Company's $2.50 par value common stock.
          This 1996 Stock Option Plan, Administrative Rules
          and Agreement is incorporated by reference from
          Form 10-Q of Brenton Banks, Inc. for the quarter ended
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

          Exhibit 10.5

          Non-Qualified Stock Option Plan, Administrative Rules
          and Agreement under which officers of the Company were
          eligible to receive options to purchase an aggregate of
          798,600 shares (restated for the 2-for-1 stock split
          effective February 1998 and the 10 percent common stock
          dividends effective in 1998, 1997 and 1996) of the
          Company's $2.50 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement is incorporated by reference from Form 10-K of Brenton Banks,
          Inc. for the year ended December 31, 1997.. . . . . . . . ... 46
     35

          Exhibit 10.6

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents were eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the Company
          and Company performance. This Long-Term Stock Compensation
          Plan, Agreements and related documents are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.. . . . . . . . . . . . .    47

          Exhibit 10.7

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1993, under which
          certain of the Company's senior officers and bank
          presidents were eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the Company
          and Company performance. . . . . . . . . . . . . . . . . .    48

          Exhibit 10.8

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1995, under which
          certain of the Company's senior officers and bank
          presidents were eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related documents
          are incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1995... . . .     63

          Exhibit 10.9

          Standard Agreement for Advances, Pledge and Security
          Agreement between Brenton Bank and the Federal Home Loan
          Bank of Des Moines.. . . . . . . . . . . . . . . . . . . .    64

          Exhibit 10.10

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1998, setting forth
          the terms of the Parent Company's $5,000,000 short-term
          debt agreement. . . . . . . . . . . . . . . . . . . . . . .   69

          Exhibit 10.11

          Data Processing Agreement dated December 1, 1991, by and
          between ALLTEL Information Services, Inc., (formerly
          Systematics, Inc.) and Brenton Bank (formerly Brenton
          Information Systems, Inc.).  This Data Processing Agreement
          is incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . . .    75

          Exhibit 10.12

          Correspondent Services Agreement dated November 13, 1996, between Brenton Bank and the Federal Home Loan Bank of
          Des Moines.  This Correspondent Services Agreement is
          incorporated by reference from Form 10-K of Brenton Banks,
          Inc. for the year ended December 31, 1996. . . . . . . . .    76
     36

          Exhibit 10.13

          Adoption Agreement #003 - Nonstandardized Code Section
          401(k) Profit Sharing Plan, effective July 1, 1998. . . .     77

          Exhibit 10.14

          Indenture Agreement with respect to Capital Notes dated
          April 12, 1993. . . . . . . . .. . . . . . . . . . . . .     121

          Exhibit 10.15

          Indenture Agreement with respect to Capital Notes dated
          April 14, 1992.  This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1997.   . . . . . . . . . . .    140

          Exhibit 10.16

          Indenture Agreement with respect to Capital Notes dated
          March 27, 1991.  This Indenture Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for the
          year ended December 31, 1996.   . . . . . . . . . . . . .    141

          Exhibit 10.17

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . . .   142

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1994.. . . ..    143

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1995. This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1995.. . . .     144

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1996.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  . . .     145

          Exhibit 10.21

          Indenture Agreement with respect to Capital Notes
          dated April 23, 1997.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1997.  . . . .   146
     37

          Exhibit 10.22

          Indenture Agreement with respect to Capital Notes
          dated April 16, 1998. . . . . . . . . . . . . . . . . . . .  147

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

          Exhibit 10.24

          Split Dollar Insurance Agreement between the Company and
          Brenton Life Insurance Trust for the benefit of C.
          Robert Brenton, dated August 12, 1994. This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1994. . . . . . . . . . . . . . . . . . . .     167

          Exhibit 10.25

          Split Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          Junius C. Brenton, dated January 12, 1997.  This Split
          Dollar Insurance Agreement is incorporated by reference
          from Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1996.  . . . . . . . . . . . . .  . . . . .     168

          Exhibit 10.26

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangements,
          dated December 31, 1994.  This Agreement is incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1994.  . . . . . . . . . . . .   169

          Exhibit 10.27

          Twelfth Amendment to Data Processing Agreement dated
          July 1, 1995, by and between ALLTEL Information
          Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Bank Services Corporation).  This Twelfth
          Amendment to Data Processing Agreement is incorporated
          by reference from Form 10-Q of Brenton Banks, Inc. for
          the quarter ended September 30, 1995. . . . . . . . . . .    170

          Exhibit 10.28

          Thirteenth Amendment to Data Processing Agreement dated
          December 1, 1995, by and between ALLTEL Information
          Services, Inc. (formerly Systematics Financial Services,
          Inc.) and Brenton Bank (formerly Brenton Banks Services
          Corporation).  This Thirteenth Amendment to Data
          Processing Agreement is incorporated by reference from
          Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1995. . . . . . . . . . . . . . . . . . . . .   171
     38

          Exhibit 10.29

          Fourteenth Amendment to Data Processing Agreement
          dated January 1, 1998, by and between ALLTEL
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Bank Services Corporation). . . . . . . . . . . . .  172

          Exhibit 10.30

          Fifteenth Amendment to Data Processing Agreement
          dated January 1, 1998, by and between ALLTEL
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank (formerly
          Brenton Bank Services Corporation). . . . . . . . . . . . .  176

          Exhibit 10.31

          Purchase Agreement dated December 31, 1998, by and
          between West Lakes Development Company and Brenton
          Bank. . . . . . . . . . . . . . . . . . . . . . . . . . . .  180

          Exhibit 10.32

          Purchase Agreement dated December 31, 1998, by and
          between West End Diner, Inc. and Brenton Bank. . . . . . .   187

          Exhibit 11

          Statement of computation of earnings per share. . . . . . .  194

          Exhibit 12

          Statement of computation of ratios. . . . . . . . . . . . .  196

          Exhibit 13

          The Appendix to the Proxy Statement for Brenton Banks,
          Inc. for the 1998 calendar year. . . . . . . . . . . . . .   200

          Exhibit 21

          Subsidiaries. . . . . . . . . . . . . . . . . . . . .  .  .  238

          Exhibit 23

          Consent of KPMG Peat Marwick LLP to the incorporation
          of their report dated January 29, 1999, relating to
          certain consolidated financial statements of Brenton
          Banks, Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  . . . . . . . . . . . . . . . . . .  240

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  . . . . . . . . . . . . . . . . . . . . . .  242
     39