Form 10-Q
period 1999-03-31
BRENTON BANKS INC
filed 1999-05-13
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 3, 1999.

           18,656,840 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                                March 31,   December 31,
                                                                                    1999            1998
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   66,110,480      76,460,049
Interest-bearing deposits with banks                                           2,154,327       2,167,288
Federal funds sold and securities purchased
  under agreements to resell                                                         ---       6,000,000
Investment securities:
  Available for sale                                                         608,691,627     605,183,788
  Held to maturity (approximate market value of
  $42,285,000 and $44,011,000 at March 31, 1999,
  and December 31, 1998, respectively)                                        41,373,529      43,027,501
                                                                           _____________   _____________
Investment securities                                                        650,065,156     648,211,289
                                                                           _____________   _____________
Loans held for sale                                                           60,926,507      98,147,391
Loans                                                                      1,032,165,249   1,033,554,556
  Allowance for loan losses                                                  (14,489,385)    (14,172,264)
                                                                           _____________   _____________
Loans, net                                                                 1,017,675,864   1,019,382,292
                                                                           _____________   _____________
Premises and equipment                                                        33,541,716      32,523,113
Accrued interest receivable                                                   16,783,318      16,458,066
Other assets                                                                  43,413,521      40,207,277
                                                                           _____________   _____________
Total assets                                                              $1,890,670,889   1,939,556,765
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  181,146,179     190,625,140
  Interest-bearing:
    Demand                                                                   150,104,369     131,602,358
    Savings                                                                  588,504,516     603,367,340
    Time                                                                     561,606,798     571,080,293
                                                                           _____________   _____________
Total deposits                                                             1,481,361,862   1,496,675,131
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             108,274,220     155,847,300
Other short-term borrowings                                                  105,650,000      87,050,000
Accrued expenses and other liabilities                                        16,208,816      18,315,348
Long-term borrowings                                                          38,561,000      41,546,000
                                                                           _____________   _____________
Total liabilities                                                          1,750,055,898   1,799,433,779
                                                                           _____________   _____________
Minority interest in consolidated subsidiaries                                 4,861,137       4,912,667
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                         ---             ---

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   18,700,840 and 18,752,381 shares issued and outstanding
   at March 31, 1999 and December 31, 1998, respectively                      46,752,100      46,880,953
  Capital surplus                                                                    ---             ---
  Retained earnings                                                           87,169,439      85,010,569
  Accumulated other comprehensive income--
    unrealized gains on securities available for sale, net                     1,832,315       3,318,797
                                                                           _____________   _____________
Total common stockholders' equity                                            135,753,854     135,210,319
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,890,670,889   1,939,556,765
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                   Three Months Ended
                                                          March 31,
                                                     1999        1998
                                                     ____        ____
Interest Income
  Interest and fees on loans                     $22,051,152  21,870,666
  Interest and dividends on investments:
    Available for sale -- taxable                  6,531,217   5,864,593
    Available for sale -- tax-exempt               1,788,474   1,282,017
    Held to maturity -- taxable                       37,935     144,531
    Held to maturity -- tax-exempt                   495,804     701,028
                                                  __________  __________
Total interest and dividends on investments        8,853,430   7,992,169
                                                  __________  __________
  Interest on federal funds sold and securities
    purchased under agreements to resell              93,652     391,204
  Other interest income                              330,221      66,215
                                                  __________  __________
Total interest income                             31,328,455  30,320,254
                                                  __________  __________
Interest Expense
  Interest on deposits                            12,697,515  12,283,180
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                  1,310,909   1,062,067
  Interest on other short-term borrowings          1,431,039   1,010,802
  Interest on long-term borrowings                   638,064     700,260
                                                  __________  __________
Total interest expense                            16,077,527  15,056,309
                                                  __________  __________
Net interest income                               15,250,928  15,263,945
Provision for loan losses                          1,050,000   1,050,000
                                                  __________  __________
Net interest income after provision for
  loan losses                                     14,200,928  14,213,945
                                                  __________  __________
Noninterest Income
  Service charges on deposit accounts              2,108,255   1,837,674
  Mortgage banking income                          1,638,097   1,411,058
  Investment brokerage commissions                 1,024,816   1,439,729
  Fiduciary income                                 1,065,918     842,248
  Insurance commissions and fees                     284,513     357,663
  Other service charges, collection and
    exchange charges, commissions and fees         1,261,230   1,165,480
  Net realized gains from securities
    available for sale                                62,936     119,311
  Other operating income                             349,212     313,517
                                                  __________  __________
Total noninterest income                           7,794,977   7,486,680
                                                  __________  __________

Noninterest Expense
  Compensation                                     7,244,346   6,817,520
  Employee benefits                                1,760,661   1,516,948
  Occupancy expense of premises, net               1,482,723   1,463,805
  Furniture and equipment expense                  1,106,652     961,635
  Data processing expense                            690,902     634,287
  Marketing                                          417,395     350,026
  Supplies                                           313,597     325,420
  Other operating expense                          2,644,552   2,838,072
                                                  __________  __________
Total noninterest expense                         15,660,828  14,907,713
                                                  __________  __________
Income before income taxes and minority interest   6,335,077   6,792,912
Income taxes                                       1,589,339   1,906,849
                                                  __________  __________
Income before minority interest                    4,745,738   4,886,063
Minority interest                                    167,508     167,085
                                                  __________  __________
Net income                                       $ 4,578,230   4,718,978
                                                  ==========  ==========
Per common share:
  Net income--basic                              $      0.24        0.25
  Net income--diluted                                   0.24        0.24
  Cash dividends                                       0.095       0.077

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                For the three months ended March 31,
                                                                          1999                 1998
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $   4,578,230          4,718,978
  Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
          Provision for loan losses                                   1,050,000          1,050,000
          Depreciation and amortization                               1,197,508          1,106,733
          Net realized gains from securities available
            for sale                                                    (62,936)          (119,311)
          Investment securities amortization and accretion              687,217             86,721
          Net (increase) decrease in loans held for sale             37,220,884        (11,803,976)
          Net increase in accrued interest
            receivable and other assets                              (2,631,194)        (1,366,362)
          Net decrease in accrued expenses, other
               liabilities and minority interest                     (2,101,995)          (128,513)
                                                                   ____________       ____________
Net cash provided (used) by operating activities                     39,937,714         (6,455,730)
                                                                   ____________       ____________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                      (50,496,605)       (65,767,641)
     Maturities                                                      34,100,983         62,667,015
     Sales                                                            9,799,060          5,142,023
  Investment securities held to maturity:
     Purchases                                                         (872,303)        (2,559,836)
     Maturities                                                       2,500,289          4,628,489
  Net decrease in loans                                                 603,828          3,747,365
  Purchases of premises and equipment                                (2,115,934)        (3,738,730)
  Proceeds from sale of premises and equipment                              ---                ---
                                                                   ____________       ____________
Net cash provided (used) by investing activities                     (6,480,682)         4,118,685
                                                                   ____________       ____________


Financing Activities:
  Net increase (decrease) in noninterest-bearing, interest-
     bearing demand and savings deposits                             (5,839,774)        33,295,834
  Net decrease in time deposits                                      (9,473,495)       (17,261,115)
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                 (47,573,080)        11,469,316
  Net increase in other short-term borrowings                        15,600,000          2,300,000
  Proceeds of long-term borrowings                                       15,000          8,010,000
  Repayment of long-term borrowings                                         ---            (10,000)
  Dividends on common stock                                          (1,780,224)        (1,486,409)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                   243,573            294,210
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                                  ---          1,094,155
  Payment for shares reacquired under common stock
     repurchase plan                                                 (1,011,562)        (3,407,939)
                                                                   ____________       ____________
Net cash provided (used) by financing activities                    (49,819,562)        34,298,052
                                                                   ____________       ____________

Net increase (decrease) in cash and cash equivalents                (16,362,530)        31,961,007
Cash and cash equivalents at the beginning of the year               84,627,337         88,165,130
                                                                   ____________       ____________
Cash and cash equivalents at the end of the period                $  68,264,807        120,126,137
                                                                   ============       ============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 15,366,685           14,278,996
Income taxes paid during the period                                        ---                  ---
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                                For the three months ended March 31,
                                                                          1999                 1998
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  46,880,953        43,335,120
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           251,470
  Issuance of common stock
    under the employee stock purchase plan                               33,647            34,975
  Shares reacquired under the common
    stock repurchase plan                                              (162,500)         (407,500)
                                                                   ____________       ___________
End of period balance                                                46,752,100        43,214,065
                                                                   ____________       ___________

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           842,685
  Issuance of shares of common stock
    under the employee stock purchase plan                              209,926           259,235
  Shares reacquired under the common
    stock repurchase plan                                              (209,926)       (1,101,920)
                                                                   ____________       ___________
End of period balance                                                       ---               ---
                                                                   ____________       ___________

Retained Earnings
  Beginning of year balance                                          85,010,569        82,824,333
  Net income                                                          4,578,230         4,718,978
  Dividends on common stock                                          (1,780,224)       (1,486,409)
  Shares reacquired under the common
    stock repurchase plan                                              (639,136)       (1,898,519)
                                                                   ____________       ___________
End of period balance                                                87,169,439        84,158,383
                                                                   ____________       ___________

Accumulated Other Comprehensive Income
  Beginning of year balance                                           3,318,797         3,219,846
  Change in unrealized holding gains (losses)
    on securities, net                                               (1,486,482)         (187,160)
                                                                   ____________       ___________
  End of period balance                                               1,832,315         3,032,686
                                                                   ____________       ___________
Total Stockholders' Equity                                        $ 135,753,854       130,405,134
                                                                   ============       ===========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           1999         1998
                                                         _________    ________
Net Income                                           $ 4,578,230    4,718,978
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $879,571 and $67,554, respectively)            (1,447,336)    (112,591)
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expenses of $23,790 and $44,742,
    respectively)                                        (39,146)     (74,569)
                                                      __________   __________
Other comprehensive income (loss), net of tax         (1,486,482)    (187,160)
                                                      __________   __________
Comprehensive income                                 $ 3,091,748    4,531,818
                                                      ==========   ==========

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

2.     Additional Footnote Information

In reviewing these financial statements, reference should be made to the notes to consolidated financial statements contained in the Appendix to the Proxy Statement for the year ended December 31, 1998.

3.     Statements of Cash Flows

In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold and securities purchased under agreements to resell.

4.     Changes in Accounting Policies

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued in October 1998, and was adopted by the Company effective January 1, 1999. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of SFAS No. 134 did not have a material effect on the Company.

5.     Income Taxes

Federal income tax expense for the three months ended March 31, 1999, and 1998, was computed using the consolidated effective federal income tax rates.

For the first three months of 1999 and 1998, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 3


6.     Common Stock Transactions

On May 21, 1998, the Board of Directors declared a 10 percent common stock dividend for stockholders of record on June 1, 1998. The stock dividend certificates were distributed on June 15, 1998. Fractional shares resulting from this stock dividend were paid in cash.

On January 29, 1998, the Board of Directors declared a 2-for-1 stock split for holders of record on February 10, 1998. As a result, the par value of the Company's common stock was changed from $5.00 to $2.50 per share and authorized shares were increased to 50 million. The additional common stock certificates were distributed on February 20, 1998. All appropriate per-share data has been restated to reflect the 2-for-1 stock split and the ten percent common stock dividend.

In January 1999, as part of the Company's on-going stock repurchase plan, the Board of Directors approved the repurchase of up to $4 million of the Company's common stock during 1999. Through March
31, 1999, 65,000 shares had been repurchased at a cost of $1,011,562.

The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 13,459 shares of common stock under this plan during the first three months of 1999. This transaction added $243,573 to the equity of the Company.

7.     Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 1999, and 1998, was 18,740,024 and 19,132,153, respectively.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares, including the 1996 Stock Option Plan and the 1987 Nonqualified Stock Option Plan, outstanding for the three months ended March 31, 1999, and 1998, was 19,052,565 and 19,529,820, respectively.

Part 1 -- Item 1
Page 3 of 3


8.     Segment Information

The Company has one reportable operating segment: banking. The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, providing deposit account services and providing trust services. The Company evaluates the banking segment's performance on the basis of profit.

Included in "all other" in the table below are mortgage banking, investment brokerage, insurance sales and real estate brokerage.
All operations are concentrated in the state of Iowa.

The following table presents a summary of the Company's operating segments for the three months ended March 31, 1999, and 1998 (in thousands):

                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
1999
____________________________

Net interest income              $ 14,926        474         (149)             -           15,251
Noninterest income from
  nonaffiliates                     4,605      3,167           23              -            7,795
Noninterest income from
  Affiliates                           57          -        4,356         (4,413)               -
Income before income taxes
  and minority interest             6,103        698        3,889         (4,355)           6,335

1998
____________________________

Net interest income              $ 15,270        157         (163)             -           15,264
Noninterest income from
  nonaffiliates                     4,018      3,430           39              -            7,487
Noninterest income from
  Affiliates                           70          -        4,218         (4,288)               -
Income before income taxes
  and minority interest             6,201      1,008        3,801         (4,217)           6,793


Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Introduction

     The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three-month periods ended March 31, 1999, and 1998, capital resources, market risk management, asset/liability management, liquidity management, Year 2000 efforts, the impact of recently issued accounting standards and a look towards the future. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto which are included elsewhere in this report.


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

     The risks involved in the operations and strategies of the Company include competition from other financial institutions and other financial service providers, changes in interest rates, changes in economic or market conditions and changes in regulations from the federal and state regulators. These risks, which are not all inclusive, cannot be estimated.


Results of Operations

The three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Net Income

     For the three months ended March 31, 1999, Brenton recorded net income of $4,578,230, which was a slight decline from record net income of $4,718,978 in the first three months of 1998. The cost of growth initiatives (see Looking Ahead on page 10) along with normal expense growth and continued compression of net interest margin contributed to the reduction. Diluted net income per common share held steady at $.24 per share for the first quarter of both 1999 and 1998.

Part 1 -- Item 2
Page 2 of 10

     The Company's annualized return on average equity (ROE) was
13.65 percent for the first three months of 1999, compared to 14.42 percent for the same period last year. The annualized return on average assets (ROA) was 1.01 percent, compared to 1.14 percent for the first three months of 1998.


Net Interest Income

     Net interest income remained virtually flat at $15,250,928, compared to $15,263,945 for the first three months of 1998 due to last year's declining interest rates and continued compression of the net interest margin. Net interest margin declined 39 basis points from 4.09 percent for the first three months of 1998 to 3.70 percent for the current quarter. Average earning assets increased
11.2 percent, while average interest-bearing liabilities increased
11.4 percent from the first three months of 1998 to the first three months of 1999.


Loan Quality

     At March 31, 1999, total loans had grown 4.4 percent to $1,032.2 million from $989.0 million a year earlier. A $30.9 million (20.1 percent) increase in average indirect consumer loans, a $14.1 million (6.3 percent) increase in average direct consumer loans and a $16.5 million (4.0 percent) increase in average commercial/business/agricultural loans led the growth. Average residential real estate loans declined $45.0 million, due to continued refinancing activity. Originated residential real estate loans are generally sold in the secondary market to reduce the risk of holding long-term, fixed-rate loans in the portfolio. Excluding the decline in average residential real estate loans, average total loans grew 8.5 percent compared to the prior year.

     Loan quality remained good with nonperforming loans holding steady at $10,389,000, or 1.01 percent of total loans, at March 31, 1999, compared to $10,380,000, or 1.05 percent, at March 31, 1998.
Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. The allowance for loan losses, which totaled $14.5 million, represented 139.47 percent of nonperforming loans and 1.40 percent of total loans at March 31, 1999. At March 31, 1998, the same ratios were 128.61 percent and
1.35 percent, respectively.

Part 1 -- Item 2
Page 3 of 10

     The provision for loan losses totaled $1,050,000 for the three months ended March 31, 1999, and 1998. Annualized year-to-date net charge-offs were .29 percent of average loans for the first three months of 1999, compared with .17 percent for the same period last year and .28 percent for all of 1998.

     The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management are carefully balanced with goals for loan growth. Management believes the allowance for loan losses at March 31, 1999, was sufficient to absorb potential loan losses within the portfolio.


Noninterest Income

     Noninterest income for the three months ended March 31, 1999, was $7,732,041 (excluding securities gains and losses), a 5.0 percent increase from $7,367,369 one year ago. All categories of noninterest income increased except for investment brokerage commissions and insurance commissions and fees.

     Compared to the same period a year ago, service charges on deposits were up $270,581, or 14.7 percent. This growth was the result of increased account analysis charges on commercial and business deposit accounts due a higher number of clients and revised fee schedules for deposit products.

     Mortgage banking revenues rose 16.1 percent to total $1,638,097 for the first three months of 1999. The increase in mortgage banking revenues was the result of higher mortgage loan origination volume fueled by the continuing low interest rate environment. Residential real estate loan closings for the first quarter of 1999 totaled $117 million, compared to $95 million for the first quarter of 1998. A slight uptick in mortgage interest rates caused a higher loss on the sale of loans and mortgage-backed securities and slowed the overall growth rate compared to that in the past year.

     Fiduciary revenues climbed $223,670 to $1,065,918 due to increased assets from existing trust accounts.

     Other service charges and fees increased $95,750, or 8.2 percent, to $1,261,230. Improvements in merchant credit card fees, ATM/debit card fees, commercial letter of credit fees and international fees exceeded a decline in commercial line of credit fees.

     Other operating income increased $35,695 from one year ago to $349,212 primarily because of higher revenue from bank-owned life insurance policies.

Part 1 -- Item 2
Page 4 of 10

     Investment brokerage commissions decreased by $414,913, or
28.8 percent, primarily due to having fewer brokers on staff.

     Insurance commissions and fees declined $73,150, or 20.5 percent, to $284,513 for the first three months of 1999 compared to the same quarter of 1998 due to a 33.0 percent decline in credit-related insurance commissions and a slight reduction in other insurance commissions.

     Securities transactions produced gains of $62,936 compared to gains of $119,311 for the same period in 1998.


Noninterest Expense

     Noninterest expense totaled $15,660,828 at March 31, 1999, a
5.1 percent increase from the first three months of 1998.

     Compensation expense, the largest component of noninterest expense, increased 6.3 percent over the prior year as a result of normal annual salary adjustments and an increase in the number of employees. The number of full-time equivalent employees increased by 5.8 percent over March 31, 1998, to 745.9.

     Benefits expense increased $243,713 as a result of the growing number of employees, higher medical insurance premiums and a gift of Company stock to all employees who were not covered by the Company's stock option plan and were employed by the Company for more than six months in 1998. This gift was a "thank you" for their efforts in contributing to record 1998 earnings.

     Furniture and equipment expense increased $145,017, or 15.1 percent, to $1,106,652 due to depreciation on technology upgrades and increased software maintenance expense.

     Data processing expense increased $56,615, or 8.9 percent, due to increased costs in 1999 associated with contracted core processing.

     Marketing expense rose $67,369 to $417,395 in the first three months of 1999 because of expanded marketing efforts for various lines of business and costs related to revising the Company's deposit products.

     Other operating expense decreased by 6.8 percent to $2,644,552, as reductions in consulting fees, directors' fees and a recovery on the disposition of other real estate owned exceeded a postage rate increase.

     The Company continues to focus on cost management and evaluates all major expense items in an effort to control the growth rate of noninterest expense.

Part 1 -- Item 2
Page 5 of 10

     The Company's net noninterest margin, which measures operating efficiency, was 1.68 percent, compared to 1.76 percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio is computed by dividing noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At March 31, 1999, the Company's efficiency ratio was 65.67 percent compared to 63.17 percent one year ago.


Income Taxes

     The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 25.1 percent for the first three months of 1999 compared to 28.1 percent for 1998. The rate declined compared to 1998 due to an increase in tax-exempt income.


Capital Resources

     Common stockholders' equity totaled $135,753,854 as of March 31, 1999, a .4 percent increase from December 31, 1998. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at March 31, 1999, was
10.32 percent and the total risk-based capital ratio was 11.41 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.18 percent at March 31, 1999, exceeding the regulatory minimum requirement for well-capitalized institutions of
5.0 percent.

     As part of the Company's ongoing stock repurchase plan, 65,000 shares have been repurchased during the first quarter of 1999 at a cost of $1,011,562. The Board of Directors has approved the repurchase of $4 million of the Company's common stock during 1999. Since the inception of the plan in 1994, the Company has repurchased 3,105,327 shares (adjusted for the 2-for-1 stock split and 10 percent common stock dividends) at a total cost of $34,955,940.

Part 1 -- Item 2
Page 6 of 10

     In May 1998, the Board of Directors declared a 10 percent common stock dividend for holders of record as of June 1, 1998, payable June 15, 1998. As a result of this action, each shareholder received one additional share of common stock for every 10 shares they owned. Fractional shares were paid in cash. All appropriate per-share data has been restated to reflect the 10 percent common stock dividend.

     The Company paid a dividend of $.095 per common share in the first quarter of 1999, which represents an increase of 23.4 percent over $.077 per share for the first quarter of 1998. Dividends totaled $1,780,224 for the three months ended March 31, 1999, and the dividend payout ratio was 39.6 percent of diluted earnings per share. The Board of Directors declared a second quarter dividend of $.095 per share which will be paid on April 27, 1999, to shareholders of record as of April 15, 1999.

     The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 6.7 percent at March 31, 1999. This percentage is unchanged from December 31, 1998. In addition, the Parent Company has a $5 million line of credit with a regional bank that was unused at the end of March 1999. Long-term borrowings of the Parent Company at March 31, 1999, consisted entirely of capital notes totaling $9,061,000.

     Brenton Banks, Inc. common stock closed on March 31, 1999, at $13.00 per share, compared to $19.32 a year earlier. The closing price at March 31, 1999, was 179.1 percent of the book value per share of $7.26. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 12.4 times.

     Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


Market Risk Management

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 1999 changed significantly when compared to 1998.

Part 1 -- Item 2
Page 7 of 10

Asset/Liability Management

     The Company has a fully-integrated asset/liability management system to assist in managing the balance sheet. The process, which is used to project the results of alternative investment decisions, includes the development of simulations that reflect the effects of various interest rate scenarios on net interest income. Management analyzes the simulations to manage interest rate risk, the net interest margin and levels of net interest income.

     The goal is to structure the balance sheet so that net interest income and net interest margin fluctuate in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than five percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

     The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to the one-week LIBOR rate, the better the prospects for net interest income improvement. Recently, the yield curve has started to exhibit a more normal upward sloping relationship, although it is not yet back to historical norms.

     To improve net interest income and lessen interest rate risk, management continues its strategy of de-emphasizing fixed-rate portfolio residential real estate loans with long repricing periods. When appropriate for interest rate management purposes, the Company securitizes residential real estate loans. The Company also continues to focus on reducing interest rate risk by emphasizing growth in variable-rate consumer and commercial loans. Other actions include the use of fixed-rate Federal Home Loan Bank
(FHLB) advances as alternatives to certificates of deposit, active management of the available for sale investment securities portfolio to provide for cash flows that will facilitate interest rate risk management and, in selected cases, the use of interest rate swaps and interest rate floor contracts.

Part 1 -- Item 2
Page 8 of 10

Liquidity

     The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 35.4 percent of the Company's total assets at March 31, 1999.

     The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of March 31, 1999, the Company had advances of $135,150,000 from the FHLB of Des Moines, of which $80,550,000 were used as a means of providing both long- and short-term, fixed-rate funding for certain fixed-rate assets and managing interest rate risk. The remaining $54,600,000 represents an advance on a variable-rate, line of credit used to fund mortgage loans originated for sale.

     The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 1999.

     On December 31, 1998, Brenton entered into an agreement to purchase a parcel of land for $2.1 million. The land will be utilized for the construction of an operations and sales support facility. The building, which is in the planning stage, will replace currently leased space and will also allow for additional growth.


Year 2000

     The "Year 2000" issue continues to be a top priority for Brenton. The Company's critical core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") software programs and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL are working in partnership to resolve the Year 2000 issues of the critical core application programs as well as all other computer software programs used in the Company. Also considered has been the readiness of vendors and other third parties with which the Company does business, and an assessment of significant clients is underway.

Part 1 -- Item 2
Page 9 of 10

     The Company has taken this issue so seriously because it could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and significant third parties, which include public utilities and various governmental agencies. A worst case scenario would result in the short-term inability to update client financial records due to unforeseen processing issues. This would result in clients being unable to receive timely information regarding their balances.

     The Company has had a Year 2000 Committee and a formal plan in place since August 1997 and has been executing on that plan. The Company completed substantially all Year 2000 work associated with its critical core application systems in 1998 and testing has now been successfully completed. Remediation of other critical software products will take place in the first half of 1999. The Committee is also developing contingency plans for unforeseen difficulties related to the Year 2000 issue. It is anticipated that those plans will be complete by June 30, 1999. As a result of modifications and upgrades to existing systems, management believes the Year 2000 issue will not be a significant operational matter for the Company.

     The Company has also contracted with an outside consultant to review the Year 2000 formal plan and monitor the progress of Year 2000 efforts. Management periodically reports on the status of the Year 2000 project to the Board of Directors and its Audit
Committee. The Company is also subject to review by various banking regulatory agencies. Those agencies prescribe very strict guidelines that must be adhered to by financial institutions.

     The incremental expense associated with becoming Year 2000 compliant is not anticipated to be material. However, there is an opportunity cost associated with this project in that the people involved are regular Brenton and ALLTEL employees who would normally be spending their time on other projects. The incremental direct costs associated with this project were approximately $350,000 in 1998. It is estimated these costs will approach $500,000 in 1999. There are additional benefits that result from this project, because in addition to becoming Year 2000 compliant, systems are being enhanced.

     The Company will incur an additional opportunity cost in the fourth quarter of 1999 when additional cash reserves are maintained to meet possible client requests for extra cash. The amount of additional cash reserves has not been determined. Additional cash reserves will result in lower interest income due to the need to convert an interest-earning asset to noninterest-earning cash. The best estimate at this time is that fourth quarter 1999 interest income will be reduced by $250,000 to $350,000 because of additional cash reserves.

Part 1 -- Item 2
Page 10 of 10

     The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could result in the actual costs of Year 2000 compliance and impact of Year 2000 issues to differ from what is anticipated. Those uncertainties include incomplete inventory and assessment results, higher than anticipated costs to update software and hardware, and the inability of vendors, significant customers and other third parties to effectively address the Year 2000 issue.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company for the year beginning January 1, 2000. This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's financial statements. The Company expects to adopt SFAS No. 133 when required.


Looking Ahead

     In late 1998, the Company began a new growth initiative called "Defining Our Destiny." The objective is to grow profitable clients at a rate significantly above Iowa's population and economic growth rates. The initiative is designed to further evolve the Company's growing sales culture by substantially increasing the sales staff over the next three years, by creating opportunities for additional sales from the existing sales staff and by strengthening partnerships with the sales support staff. Defining Our Destiny relies on the partnership between Brenton associates to deliver the entire Company to meet clients' financial needs. The Company's substantial investment and commitment to this initiative demonstrate Brenton's resolve to remain Iowa's Bank and to continue building on the successes of the past several years.


Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About
Market Risk.

     The information appearing on page 6 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.

PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1999.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


May 5, 1999               /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


May 5, 1999              /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer