Form 10-Q
period 1999-06-30
BRENTON BANKS INC
filed 1999-08-12
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August
2, 1999.

           20,471,518 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                                June 30,     December 31,
                                                                                    1999            1998
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   75,080,865      76,460,049
Interest-bearing deposits with banks                                           2,097,205       2,167,288
Federal funds sold and securities purchased
  under agreements to resell                                                         ---       6,000,000
Trading account securities                                                        23,000             ---
Investment securities:
  Available for sale                                                         582,290,103     605,183,788
  Held to maturity (approximate market value of
  $34,867,000 and $44,011,000 at June 30, 1999,
  and December 31, 1998, respectively)                                        34,385,857      43,027,501
                                                                           _____________   _____________
Investment securities                                                        616,675,960     648,211,289
                                                                           _____________   _____________
Loans held for sale                                                           56,715,648      98,147,391
Loans                                                                      1,103,313,424   1,033,554,556
  Allowance for loan losses                                                  (14,298,867)    (14,172,264)
                                                                           _____________   _____________
Loans, net                                                                 1,089,014,557   1,019,382,292
                                                                           _____________   _____________
Premises and equipment                                                        36,746,209      32,523,113
Accrued interest receivable                                                   15,322,729      16,458,066
Other assets                                                                  48,067,300      40,207,277
                                                                           _____________   _____________
Total assets                                                              $1,939,743,473   1,939,556,765
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  201,845,814     190,625,140
  Interest-bearing:
    Demand                                                                   141,826,104     131,602,358
    Savings                                                                  598,068,369     603,367,340
    Time                                                                     531,129,090     571,080,293
                                                                           _____________   _____________
Total deposits                                                             1,472,869,377   1,496,675,131
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             166,025,413     155,847,300
Other short-term borrowings                                                  110,270,000      87,050,000
Accrued expenses and other liabilities                                        15,259,746      18,315,348
Long-term borrowings                                                          38,283,000      41,546,000
                                                                           _____________   _____________
Total liabilities                                                          1,802,707,536   1,799,433,779
                                                                           _____________   _____________

Minority interest in consolidated subsidiaries                                 4,684,196       4,912,667
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                         ---             ---

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   20,481,518 and 18,752,381 shares issued and outstanding
   at June 30, 1999 and December 31, 1998, respectively                       51,203,795      46,880,953
  Capital surplus                                                                    ---             ---
  Retained earnings                                                           83,742,099      85,010,569
  Accumulated other comprehensive income (loss) --
    unrealized gains (losses) on securities available for
    sale                                                                      (2,594,153)      3,318,797
                                                                           _____________   _____________
Total common stockholders' equity                                            132,351,741     135,210,319
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,939,743,473   1,939,556,765
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                     Six Months Ended              Three Months Ended
                                                         June 30,                        June 30,
                                                    1999        1998                1999         1998
                                                    ____        ____                ____         ____
Interest Income
  Interest and fees on loans                     $44,636,242  44,163,781         22,585,090  22,293,115
  Interest and dividends on investments:
    Available for sale -- taxable                 12,902,939  11,690,595          6,371,722   5,826,002
    Available for sale -- tax-exempt               3,538,827   2,645,446          1,750,353   1,363,429
    Held to maturity -- taxable                       60,739     199,943             22,804      55,412
    Held to maturity -- tax-exempt                   937,815   1,367,237            442,011     666,209
                                                  __________  __________         __________  __________
Total interest and dividends on investments       17,440,320  15,903,221          8,586,890   7,911,052
                                                  __________  __________         __________  __________
  Interest on federal funds sold and securities
    purchased under agreements to resell              61,203     828,828             24,610     437,624
  Other interest income                              559,053     117,015            228,832      50,800
                                                  __________  __________         __________  __________
Total interest income                             62,696,818  61,012,845         31,425,422  30,692,591
                                                  __________  __________
Interest Expense
  Interest on deposits                            25,372,518  24,776,555         12,675,003  12,493,375
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                  2,740,784   2,271,047          1,486,934   1,208,980
  Interest on other short-term borrowings          2,811,434   1,989,554          1,380,395     978,752
  Interest on long-term borrowings                 1,189,711   1,447,130            551,647     746,870
                                                  __________  __________         __________  __________
Total interest expense                            32,114,447  30,484,286         16,093,979  15,427,977
                                                  __________  __________         __________  __________
Net interest income                               30,582,371  30,528,559         15,331,443  15,264,614
Provision for loan losses                          2,100,000   2,100,000          1,050,000   1,050,000
                                                  __________  __________         __________  __________
Net interest income after provision for
  loan losses                                     28,482,371  28,428,559         14,281,443  14,214,614
                                                  __________  __________         __________  __________
Noninterest Income
  Service charges on deposit accounts              4,454,296   3,692,655          2,346,041   1,854,981
  Mortgage banking income                          2,989,405   3,458,706          1,351,308   2,047,648
  Investment brokerage commissions                 2,208,159   2,822,852          1,183,343   1,383,123
  Fiduciary income                                 1,938,384   1,658,248            872,466     816,000
  Insurance commissions and fees                     720,734     768,801            436,221     411,138
  Other service charges, collection and
    exchange charges, commissions and fees         2,461,388   2,318,496          1,200,158   1,153,016
  Net realized gains from securities
    available for sale                               206,919     244,576            143,983     125,265
  Other operating income                           1,062,291     628,498            713,079     314,981
                                                  __________  __________         __________  __________
Total noninterest income                          16,041,576  15,592,832          8,246,599   8,106,152
                                                  __________  __________         __________  __________

Noninterest Expense
  Compensation                                    15,130,432  13,979,392          7,886,086   7,161,872
  Employee benefits                                3,076,176   2,669,280          1,315,515   1,152,332
  Occupancy expense of premises, net               2,942,388   2,940,789          1,459,665   1,476,984
  Furniture and equipment expense                  2,267,131   2,040,497          1,160,479   1,078,862
  Data processing expense                          1,383,293   1,286,203            692,391     651,916
  Marketing                                          935,789     737,172            518,394     387,146
  Supplies                                           747,029     613,003            433,432     287,583
  Other operating expense                          5,890,646   5,795,276          3,246,094   2,957,204
                                                  __________  __________         __________  __________
Total noninterest expense                         32,372,884  30,061,612         16,712,056  15,153,899
                                                  __________  __________         __________  __________
Income before income taxes and minority interest  12,151,063  13,959,779          5,815,986   7,166,867
Income taxes                                       3,019,254   3,900,410          1,429,915   1,993,561
                                                  __________  __________         __________  __________
Income before minority interest                    9,131,809  10,059,369          4,386,071   5,173,306
Minority interest                                    324,341     344,829            156,833     177,744
                                                  __________  __________         __________  __________
Net income                                       $ 8,807,468   9,714,540          4,229,238   4,995,562
                                                  ==========  ==========         ==========  ==========
Per common share:
  Net income--basic                              $      0.43        0.46               0.21        0.24
  Net income--diluted                                   0.42        0.45               0.20        0.23
  Cash dividends                                       0.172       0.149              0.086       0.079

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                                  For the six months ended June 30,
                                                                      1999                 1998
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $   8,807,468          9,714,540
  Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
          Provision for loan losses                                   2,100,000          2,100,000
          Depreciation and amortization                               2,405,948          2,295,890
          Net realized gains from securities available
            for sale                                                   (206,919)          (244,576)
          Investment securities amortization and accretion            1,356,257            232,573
          Net (increase) decrease in loans held for sale             41,431,743         (9,988,699)
          Net increase in accrued interest
            receivable and other assets                              (3,153,727)        (2,268,848)
          Net decrease in accrued expenses, other
               liabilities and minority interest                     (3,057,206)        (1,998,618)
                                                                   ____________       ____________
Net cash provided (used) by operating activities                     49,683,564           (157,738)
                                                                   ____________       ____________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                      (85,766,880)      (178,348,015)
     Maturities                                                      68,649,138        154,499,821
     Sales                                                           29,037,548         18,674,948
  Investment securities held to maturity:
     Purchases                                                         (897,910)        (3,209,835)
     Maturities                                                       9,482,564         16,789,103
  Net increase in loans                                             (71,784,865)       (13,148,273)
  Purchase of other assets for investment                                   ---         (5,000,000)
  Purchases of premises and equipment                                (6,428,689)        (5,256,803)
  Proceeds from sale of premises and equipment                              ---                ---
                                                                   ____________       ____________
Net cash used by investing activities                               (57,709,094)       (14,999,054)
                                                                   ____________       ____________


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits                             16,145,449         30,078,287
  Net decrease in time deposits                                     (39,951,203)       (18,398,381)
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                  10,178,113         14,861,860
  Net increase (decrease) in other short-term borrowings             14,720,000        (20,700,000)
  Proceeds of long-term borrowings                                    7,272,000         14,324,000
  Repayment of long-term borrowings                                  (2,035,000)        (1,303,000)
  Dividends on common stock                                          (3,554,525)        (3,127,307)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                   243,573            463,289
  Proceeds from issuance of common stock under
     the stock option plan                                                4,296                ---
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                                  ---            970,220
  Payment for shares reacquired under common stock
     repurchase plan                                                 (2,432,437)        (4,568,126)
  Payment for fractional shares resulting from
     common stock dividend                                              (14,003)           (13,961)
                                                                   ____________       ____________
Net cash provided by financing activities                               576,263         12,586,881
                                                                   ____________       ____________

Net decrease in cash and cash equivalents                            (7,449,267)        (2,569,911)
Cash and cash equivalents at the beginning of the year               84,627,337         88,165,130
                                                                   ____________       ____________
Cash and cash equivalents at the end of the period                $  77,178,070         85,595,219
                                                                   ============       ============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 32,263,482           30,165,166
Income taxes paid during the period                                  1,813,296            4,217,500
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                                  For the six months ended June 30,
                                                                      1999                 1998
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  46,880,953        43,335,120
  Ten percent common stock dividend                                   4,655,915         4,315,397
  Issuance of shares of common stock
    under the stock option plan                                          33,280               ---
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           268,960
  Issuance of common stock
    under the employee stock purchase plan                               33,647            58,150
  Shares reacquired under the common
    stock repurchase plan                                              (400,000)         (546,250)
                                                                   ____________       ___________
End of period balance                                                51,203,795        47,431,377
                                                                   ____________       ___________

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Ten percent common stock dividend                                         ---           (78,529)
  Issuance of shares of common stock
    under the stock option plan                                         (28,984)              ---
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           842,685
  Issuance of shares of common stock
    under the employee stock purchase plan                              209,926           405,139
  Shares reacquired under the common
    stock repurchase plan                                              (180,942)       (1,169,295)
                                                                   ____________       ___________
End of period balance                                                       ---               ---
                                                                   ____________       ___________

Retained Earnings
  Beginning of year balance                                          85,010,569        82,824,333
  Net income                                                          8,807,468         9,714,540
  Dividends on common stock                                          (3,554,525)       (3,127,307)
  Ten percent common stock dividend                                  (4,655,915)       (4,236,868)
  Fractional shares resulting from common
    stock dividend                                                      (14,003)          (13,961)
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---          (141,425)
  Shares reacquired under the common
    stock repurchase plan                                            (1,851,495)       (2,852,581)
                                                                   ____________       ___________
End of period balance                                                83,742,099        82,166,731
                                                                   ____________       ___________

Accumulated Other Comprehensive Income (Loss)
  Beginning of year balance                                           3,318,797         3,219,846
  Change in unrealized holding gains (losses)
    on securities, net                                               (5,912,950)         (635,170)
                                                                   ____________       ___________
  End of period balance                                              (2,594,153)        2,584,676
                                                                   ____________       ___________
Total Stockholders' Equity                                        $ 132,351,741       132,182,784
                                                                   ============       ===========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income (Loss)

                                            (Unaudited)

                                                           Six Months Ended        Three Months Ended
                                                                 June 30,              June 30,
                                                           1999         1998        1999        1998
                                                           ____         ____        ____        ____
Net Income                                           $ 8,807,468    9,714,540     4,229,238   4,995,562
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $2,635,614 and $3,515,185, respectively,
    for the three and six months ended June 30,
    1999, and $221,832 and $289,386, respectively,
    for the three and six months ended June 30,
    1998)                                             (5,784,246)    (482,310)   (4,336,911)   (369,719)
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expense of $54,426 and $78,215,
    respectively, for the three and six months
    ended June 30, 1999, and $46,974 and
    $91,716, respectively, for the three and six
    months ended June 30, 1998)                         (128,704)    (152,860)      (89,557)    (78,291)
                                                      __________   __________    _________    _________
Other comprehensive income (loss), net of tax         (5,912,950)    (635,170)  (4,426,468)    (448,010)
                                                      __________   __________    _________    _________
Comprehensive income (loss)                          $ 2,894,518    9,079,370     (197,230)   4,547,552
                                                      ==========    =========    =========    =========

See accompanying notes to consolidated financial statements.


PART 1  -- ITEM 1.  FINANCIAL STATEMENTS

BRENTON BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.     Adjustments and Reclassifications

The accompanying financial statements for the interim periods were prepared without audit. In the opinion of management, all adjustments that were necessary for a fair presentation of financial position and results of operations have been made.
These adjustments were of a normal recurring nature.

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

5.     Income Taxes

Federal income tax expense for the six months ended June 30, 1999, and 1998, was computed using the consolidated effective federal income tax rates.

For the first six months of 1999 and 1998, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 3

6.     Common Stock Transactions

On May 20, 1999, the Board of Directors declared a 10 percent common stock dividend for stockholders of record on June 1, 1999. The stock dividend certificates were distributed on June 18, 1999.
 Fractional shares resulting from this stock dividend were paid in cash. All appropriate per-share data has been restated to reflect the ten percent common stock dividend.

During the first six months of 1999, options on 14,643 shares of common stock (restated for the ten percent common stock dividend) were exercised under the Company's 1996 Stock Option Plan. The exercise price on these options was the fair market value of the Company's common stock at the date of grant. These transactions added $4,296 to the equity of the Company.

In January 1999, as part of the Company's on-going stock repurchase plan, the Board of Directors approved the repurchase of up to $4 million of the Company's common stock during 1999.
Through June 30, 1999, 173,400 common shares (restated for the ten percent common stock dividend) had been repurchased at a cost of $2,432,437.

The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 14,804 shares of common stock (restated for the ten percent common stock dividend) under this plan during the first six months of 1999. This transaction added $243,573 to the equity of the Company.

7.     Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 1999, was 20,516,133 and 20,564,809, respectively, and
20,894,249 and 20,969,829, respectively, for the three and six months ended June 30, 1998.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three and six months ended June 30, 1999, was 20,840,904 and 20,889,580, respectively, and 21,346,662 and 21,422,242, respectively, for the three and six months ended June 30, 1998.

Part 1 -- Item 1
Page 3 of 3

8.     Segment Information

The Company has one reportable operating segment: banking. The banking segment generates revenues through personal, business, commercial and agricultural lending, providing deposit account services and trust services, and management of the investment securities portfolio. The Company evaluates the banking segment's performance on the basis of profit.

Included in "all other" in the table below are mortgage banking, investment brokerage, insurance sales and real estate brokerage.
All operations are concentrated in the state of Iowa.

The following table presents a summary of the Company's operating segments for the six months ended June 30, 1999, and 1998 (in thousands):


                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
1999
____________________________

Net interest income              $ 30,019        838         (275)             -           30,582
Noninterest income from
  nonaffiliates                     9,483      6,513           46              -           16,042
Noninterest income from
  affiliates                           96        ---        8,712         (8,808)             ---
Income before income taxes
  and minority interest            11,731      1,280        7,850         (8,710)          12,151

1998
____________________________

Net interest income              $ 30,509        350         (330)             -           30,529
Noninterest income from
  nonaffiliates                     8,003      7,533           57              -           15,593
Noninterest income from
  affiliates                          150        ---        8,437         (8,587)             ---
Income before income taxes
  and minority interest            12,544      2,311        7,540         (8,435)          13,960


Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Introduction

The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three and six month periods ended June 30, 1999, and 1998, capital resources, market risk management, asset/liability management, liquidity management, Year 2000 efforts, the impact of recently issued accounting standards and a look towards the future. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, which are included elsewhere in this report.


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


Results of Operations

The six months ended June 30, 1999, compared to the six months ended June 30, 1998.

Net Income

For the six months ended June 30, 1999, Brenton recorded net income of $8,807,468, which was a decline of 9.3 percent from record net income of $9,714,540 for the first six months of 1998. Continued compression of the net interest margin, lower investment brokerage and mortgage banking income, and normal expense growth including costs associated with the Company's growth initiatives (see Looking Ahead on page 12) contributed to the reduction. Diluted net income per common share was $.42 for the first half of 1999, compared to $.45 per share for the first half of 1998.

Part 1 -- Item 2
Page 2 of 12


The Company's annualized return on average equity (ROE) was 13.07 percent for the six months ended June 30, 1999, compared to 14.83 percent for the same period last year. The annualized return on average assets (ROA) was .96 percent, compared to 1.16 percent for the first six months of 1998.


Net Interest Income

During the first six months of 1999, net interest income grew only slightly to $30,582,371, compared to $30,528,559 for the same period a year ago. Favorable volume variances were virtually offset by unfavorable rate variances as the yield on interest-earning assets declined more than the rate on interest-bearing liabilities. Net interest margin declined 35 basis points to 3.70 percent for the first half of 1999 from 4.05 percent for the same period last year. The compression of net interest margin, caused by Iowa's highly competitive banking environment and the Federal Reserve's 1998 rate reductions, limited net interest income growth. Year-to-date 1999 average interest-earning assets increased 10.4 percent, while average interest-bearing liabilities rose 10.5 percent compared to the first half of 1998.


Loan Quality

At June 30, 1999, total loans had grown 9.7 percent to $1,103.3 million from $1,005.4 million a year earlier. Increases of $38.7 million (24.7 percent) in average indirect consumer loans, $18.0 million (8.0 percent) in average direct consumer loans and $20.9 million (5.0 percent) in average commercial/business/agricultural loans led the growth. Average residential real estate loans declined $36.7 million, primarily due to refinancings, which the Company typically sells in the secondary market to reduce the risk of holding long-term, fixed-rate loans in the portfolio.
Excluding the decline in average residential real estate loans, average total loans grew 10.2 percent compared to the prior year.

Part 1 -- Item 2
Page 3 of 12


With the current weakness in the agricultural economy, the Company is continually monitoring and evaluating agricultural loans, which account for less than 12 percent of Brenton's total loan portfolio. The Company will continue to work closely with its agricultural clients and will assist them where possible through this difficult period. Overall loan quality remained good with nonperforming loans declining to $10,686,000, or .97 percent of total loans, at June 30, 1999, compared to $11,289,000, or 1.09 percent, at the close of 1998 and $11,165,000, or 1.11 percent, at June 30, 1998. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. The allowance for loan losses, which totaled $14.3 million, represented 133.81 percent of nonperforming loans and 1.30 percent of total loans at June 30, 1999. At June 30, 1998, the same ratios were 124.68 percent and 1.38 percent, respectively.

The provision for loan losses totaled $2,100,000 for the six months ended June 30, 1999, and 1998. Annualized year-to-date net charge-offs for 1999 were .38 percent of average loans, compared to .18 percent for the first half of 1998 and .28 percent for all of 1998.

The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management are carefully balanced with goals for loan growth. Management believes the allowance for loan losses at June 30, 1999, is sufficient to absorb probable loan losses within the portfolio.


Noninterest Income

Noninterest income for the six months ended June 30, 1999, was $15,834,657 (excluding securities gains and losses), a 3.2 percent increase from $15,348,256 for the first six months of 1998. Growth in service charges on deposits, trust fees, other service charges and fees and other income exceeded declines in mortgage banking income and investment brokerage commissions.

Compared to the same period a year ago, service charges on deposits climbed $761,641, or 20.6 percent. This growth was the result of increased account analysis charges on commercial and business deposit accounts by virtue of a higher number of clients and revised fee schedules for deposit products.

Fiduciary revenues grew $280,136 to $1,938,384 as a result of increased assets from existing trust accounts.

Other service charges, collection and exchange charges, commissions and fees increased $142,892, or 6.2 percent. The growth was caused by improvements in merchant credit card fees, ATM/debit card fees, international fees and commercial letter of credit fees exceeding a decline in real estate sales commissions.

Part 1 -- Item 2
Page 4 of 12


An increase of $433,793 in other operating income resulted from higher levels of income on bank-owned life insurance policies and gains on sale of mortgage loan servicing rights and an other asset.

Mortgage banking revenues declined 13.6 percent to total $2,989,405 for the first half of 1999, despite an increase in volume of loan closings. The decline was due to an uptick in interest rates, which caused higher losses on the sale of loans and mortgage-backed securities. Residential real estate loan closings for the first half of 1999 totaled $248 million, compared to $228 million for the first half of 1998.

Investment brokerage commissions decreased by $614,693, or 21.8 percent, to $2,208,159 primarily due to having fewer brokers on staff.

Investment securities gains totaled $206,919 compared to gains of $244,576 for the same period in 1998.

Noninterest Expense

Year-to-date noninterest expense totaled $32,372,884 through June
30, 1999, a 7.7 percent increase from the first six months of 1998.

Compensation expense, the largest component of noninterest expense, increased 8.2 percent to $15,130,432 over the prior year as a result of normal annual salary adjustments and an increase in the number of employees. The number of full-time equivalent employees increased by 5.7 percent over June 30, 1998, to 775.3.

Employee benefits expense increased 15.2 percent, or $406,896, because of the annual salary increases, growth in the number of employees, higher medical insurance premiums and an award of Company stock to employees during the first quarter of 1999.

Furniture and equipment expense increased $226,634 to $2,267,131 for the first half of 1999 due to depreciation on technology upgrades and higher costs for software maintenance agreements.

Marketing expense rose $198,617 to $935,789 in the first six months of 1999 on account of expanded marketing efforts for various lines of business and costs related to revising the Company's deposit products.

Supplies expense increased to $747,029 from $613,003 in the prior year. The increase was primarily due to a higher volume of debit cards issued and higher volumes of client provided checks and deposit slips as a result of new accounts opened and changes in deposit products.

Part 1 -- Item 2
Page 5 of 12


While the Company's growth initiatives have caused and will continue to cause some components of expense to increase, the Company continues to carefully focus on cost management and evaluates all major expense items in an effort to control the growth rate of noninterest expense.

The Company's net noninterest margin, which measures operating efficiency, was (1.74) percent, compared to (1.70) percent one year earlier. Another ratio the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). For the first six months of 1999, the Company's efficiency ratio was 67.09 percent, compared with
62.90 percent one year earlier.


Income Taxes

The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income taxes and minority interest was 24.9 percent for the first six months of 1999 compared to 27.9 percent for 1998. The lower effective income tax rate is due to increased tax-exempt income.


Results of Operations

The three months ended June 30, 1999, compared to the three months ended June 30, 1998.

Net Income

For the three months ended June 30, 1999, net income was $4,229,238 compared to $4,995,562 for the second quarter of 1998.
Diluted earnings per common share totaled $.20 for the second quarter of 1999, compared to $.23 for the second quarter of 1998.


Net Interest Income

Net interest income for the quarter totaled $15,331,443, an increase of .4 percent over the second quarter of the prior year. Like the year-to-date comparison, competitive factors have compressed the net interest margin, thus limiting net interest income growth. Net interest margin for the second quarter of 1999 was 3.70 percent, compared to 4.02 percent for the second quarter of 1998. The decrease in net interest margin is related to the yield on interest-earning assets declining more than the reduction in the rate paid on interest-bearing liabilities.

Part 1 -- Item 2
Page 6 of 12


Provision for Loan Losses

The provision for loan losses for the second quarters of both 1999 and 1998 totaled $1,050,000. Annualized net charge-offs as a percent of average loans were .47 percent for the second quarter of 1999, compared to .19 percent for the same period of 1998.
Loan losses for both years were primarily concentrated in the consumer loan portfolio.


Noninterest Income

Noninterest income increased $140,447, or 1.7 percent, from the second quarter of 1998 to the second quarter of 1999.

Service charges on deposit accounts climbed $491,060, or 26.5 percent, from the prior year due to implementation of revised fee schedules and increased account analysis charges.

Like the six-month comparison, other operating income grew
$398,098 from higher levels of income on bank-owned life insurance policies and gains on sale of mortgage loan servicing rights and an other asset.

While volumes of mortgage loans closed remained steady from quarter to quarter, mortgage banking income declined 34.0 percent to $1,351,308. The decline was due to an increase in interest rates, which caused higher losses on the sale of loans and mortgage-backed securities.

Investment brokerage commissions declined 14.4 percent to $1,183,343 for the quarter because of having fewer brokers on staff than in the prior year.

Net gains from securities transactions totaled $143,983 for the second quarter of 1999, compared to $125,265 for the same period of 1998, an increase of $18,718.


Noninterest Expense

Noninterest expense increased by 10.3 percent when comparing the second quarter of 1999 with the second quarter of 1998. The Company's net noninterest margin was (1.80) percent for the second quarter of 1999, compared to (1.64) percent for the second quarter of 1998.

Compensation costs increased 10.1 percent over the second quarter of 1998. Similar to the six-month period, compensation increased due to normal annual salary adjustments and an increase in the number of employees. Employee benefits increased 14.2 percent on account of the growth in number of employees, annual compensation adjustments and higher medical insurance premiums.

Part 1 -- Item 2
Page 7 of 12


Marketing expense increased $131,248 to $518,394 as a result of expanded marketing efforts for various lines of business and additional event sponsorships.

Like the year-to-date comparison, supplies expense increased to $433,432 from $287,583 primarily due to a higher volume of debit cards issued and higher volumes of client provided checks and deposit slips as a result of new accounts opened and changes in deposit products.

Other operating expense for the second quarter of 1999 grew 9.9 percent, primarily due to increases in consulting fees, bank operational losses and credit agency fees, which increased as a result of higher consumer loan volumes.


Capital Resources

Common stockholders' equity totaled $132.4 million as of June 30, 1999, a 2.1 percent decrease from December 31, 1998. The combination of cash dividends, common stock repurchased and a decline in unrealized gains (losses) on investment securities exceeded net income for the first six months of 1999. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at June 30, 1999, was 9.78 percent and the total risk-based capital ratio was 10.80 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.17 percent at June 30, 1999, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

As part of the Company's ongoing stock repurchase plan, 173,400 shares have been repurchased during the first half of 1999 at a cost of $2,432,437. The Board of Directors has approved the repurchase of $4 million of Company stock during 1999. Since the inception of the plan in 1994, the Company has repurchased 3,517,759 shares (adjusted for stock splits/dividends) at a total cost of $36,376,815.

In May 1999, the Board of Directors again declared a ten percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc.
common stock for every 10 shares they owned as of June 1, 1999.
Fractional shares were paid in cash.

Part 1 -- Item 2
Page 8 of 12


The Company paid dividends of $.172 per common share in the first six months of 1999, compared to $.149 per common share for the same period of 1998, an increase of 15.4 percent. Dividends for the first six months of 1999 totaled $3,554,525. In July 1999, the Board of Directors increased the regular quarterly cash dividend to $.087 per common share, compared to $.086 per common share for the previous quarter. The dividend payout ratio for the first half of 1999 was 41.0 percent of diluted earnings per common share.

The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 5.5 percent at June 30, 1999. This percentage has decreased by 1.2 percent from the December 31, 1998, ratio of 6.7 percent. Long-term borrowings of the Parent Company at June 30, 1999, consisted entirely of capital notes totaling $7,283,000. In addition, the Parent Company has a $5 million line of credit with a regional bank that was unused at the end of June 1999.

Brenton Banks, Inc. common stock closed on June 30, 1999, at $15.50 per share, compared to $18.58 a year earlier. The closing price at June 30, 1999, was 239.9 percent of the book value per share of $6.46. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 16.7 times.

Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. The Company recently announced that it has entered into an agreement to acquire approximately $60 million of deposits in Pella and Knoxville from U.S. Bank. This transaction, which is subject to regulatory approval, is expected to close in the third quarter. There are currently no other pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


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

Part 1 -- Item 2
Page 9 of 12


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

The slope of the yield curve is also a major determinant in the net interest income of the Company. Generally, the steeper the intermediate treasury to the one-week LIBOR rate, the better the prospects for net interest income improvement. Recently, the yield curve has started to exhibit a more normal slope, although it is not yet back to historical norms.

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

Part 1 -- Item 2
Page 10 of 12


Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 32.9 percent of the Company's total assets at June 30, 1999.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of June 30, 1999, the Company had advances of $141,270,000 from the FHLB of Des Moines, of which $65,720,000 represents a variable-rate line of credit used to fund mortgage lending operations. The remaining balance was used as a means of providing both long- and short-term, fixed-rate funding for certain fixed-rate assets and managing interest rate risk.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at June 30, 1999.

The Company has entered into agreements for the construction of an operations and sales support facility. The building, which is in the planning stage, will replace currently leased space and will also allow for additional growth.


Year 2000

The "Year 2000" issue has been and continues to be a top priority for Brenton. The Company's critical core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") software programs and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL have been working in partnership to resolve the Year 2000 issues of the critical core application programs as well as all other computer software programs used in the Company. Also considered has been the readiness of vendors and other third parties with which the Company does business, and an assessment of significant clients is underway.

Part 1 -- Item 2
Page 11 of 12


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

The Company has also contracted with an outside consultant to review the Year 2000 formal plan and monitor the progress of Year 2000 efforts. Management regularly reports on the status of the Year 2000 project to the Board of Directors and its Audit Committee. The Company is also subject to review by various banking regulatory agencies. These agencies prescribe very strict guidelines that must be adhered to by financial institutions.

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

The Company will incur an additional opportunity cost in the fourth quarter of 1999 when additional cash reserves are maintained to meet possible client requests for extra cash. The Company has finalized its plan for additional cash reserves. The additional cash reserves will result in lower interest income due to the need to convert an interest-earning asset to noninterest-earning cash. It is estimated that the planned additional cash reserves will result in reduced interest income of approximately $100,000 for the fourth quarter of this year.

Part 1 -- Item 2
Page 12 of 12


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


Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which originally was scheduled to be effective for the year beginning January 1, 2000. The effective date has recently been postponed until January 1, 2001. This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's financial statements. The Company expects to adopt SFAS No. 133 when required.


Looking Ahead

The Company began a new growth initiative called "Defining Our Destiny" in late 1998. The objective is to grow profitable clients at a rate significantly above Iowa's population and economic growth rates. The initiative is designed to further evolve the Company's growing sales culture by increasing the sales staff by 125 over the next three years, by creating opportunities for additional sales from the existing sales staff and by strengthening partnerships with the sales support staff. Defining Our Destiny relies on the partnership between Brenton associates to deliver the entire Company to meet clients' financial needs. The Company's substantial investment and commitment to this initiative demonstrate Brenton's resolve to remain Iowa's Bank and to continue building on the successes of the past several years.

Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About
Market Risk.

     The information appearing on page 8 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.


Part 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


August 5, 1999            /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


August 5, 1999            /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer