Form 10-Q
period 1999-09-30
BRENTON BANKS INC
filed 1999-11-12
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 2, 1999.

           20,422,834 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                            September 30,    December 31,
                                                                                    1999            1998
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   76,335,562      76,460,049
Interest-bearing deposits with banks                                           2,228,224       2,167,288
Federal funds sold and securities purchased
  under agreements to resell                                                         ---       6,000,000
Investment securities:
  Available for sale                                                         561,833,688     605,183,788
  Held to maturity (approximate market value of
  $32,861,000 and $44,011,000 at September 30, 1999,
  and December 31, 1998, respectively)                                        32,549,403      43,027,501
                                                                           _____________   _____________
Investment securities                                                        594,383,091     648,211,289
                                                                           _____________   _____________
Loans held for sale                                                           43,782,940      98,147,391
Loans                                                                      1,160,907,136   1,033,554,556
  Allowance for loan losses                                                  (14,603,263)    (14,172,264)
                                                                           _____________   _____________
Loans, net                                                                 1,146,303,873   1,019,382,292
                                                                           _____________   _____________
Premises and equipment                                                        37,404,749      32,523,113
Accrued interest receivable                                                   17,828,961      16,458,066
Other assets                                                                  53,888,501      40,207,277
                                                                           _____________   _____________
Total assets                                                              $1,972,155,901   1,939,556,765
                                                                           ==============  =============


Liabilities and Stockholders' Equity:

Deposits:
  Noninterest-bearing                                                     $  204,749,659     190,625,140
  Interest-bearing:
    Demand                                                                   101,852,650     131,602,358
    Savings                                                                  653,329,991     603,367,340
    Time                                                                     542,413,039     571,080,293
                                                                           _____________   _____________
Total deposits                                                             1,502,345,339   1,496,675,131
                                                                           _____________   _____________
Federal funds purchased and securities sold
  under agreements to repurchase                                             164,396,744     155,847,300
Other short-term borrowings                                                  127,973,584      87,050,000
Accrued expenses and other liabilities                                        17,142,873      18,315,348
Long-term borrowings                                                          23,783,000      41,546,000
                                                                           _____________   _____________
Total liabilities                                                          1,835,641,540   1,799,433,779
                                                                           _____________   _____________

Minority interest in consolidated subsidiaries                                 4,633,384       4,912,667
Redeemable preferred stock, $1 par; 500,000 shares
 authorized; issuable in series, none issued                                         ---             ---

Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
   20,432,674 and 18,752,381 shares issued and outstanding
   at September 30, 1999 and December 31, 1998, respectively                  51,081,685      46,880,953
  Capital surplus                                                                    ---             ---
  Retained earnings                                                           84,882,391      85,010,569
  Accumulated other comprehensive income (loss) --
    unrealized gains (losses) on securities available for
    sale, net                                                                 (4,083,099)      3,318,797
                                                                           _____________   _____________
Total common stockholders' equity                                            131,880,977     135,210,319
                                                                           _____________   _____________
Total liabilities and stockholders' equity                                $1,972,155,901   1,939,556,765
                                                                           =============   =============

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                    Nine Months Ended              Three Months Ended
                                                      September 30,                    September 30,
                                                    1999        1998                1999         1998
                                                    ____        ____                ____         ____
Interest Income
  Interest and fees on loans                     $68,600,961  66,866,025         23,964,719  22,702,244
  Interest and dividends on investments:
    Available for sale -- taxable                 19,113,212  17,530,400          6,210,273   5,839,805
    Available for sale -- tax-exempt               5,300,349   4,149,085          1,761,522   1,503,639
    Held to maturity -- taxable                       85,198     240,744             24,459      40,801
    Held to maturity -- tax-exempt                 1,319,313   1,983,337            381,498     616,100
                                                  __________  __________         __________  __________
Total interest and dividends on investments       25,818,072  23,903,566          8,377,752   8,000,345
                                                  __________  __________         __________  __________
  Interest on federal funds sold and securities
    purchased under agreements to resell              67,971   1,281,330              6,768     452,502
  Other interest income                              720,554     151,884            161,501      34,869
                                                  __________  __________         __________  __________
Total interest income                             95,207,558  92,202,805         32,510,740  31,189,960
                                                  __________  __________
Interest Expense
  Interest on deposits                            37,700,119  37,641,982         12,327,601  12,865,427
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                  5,009,541   3,639,521          2,268,757   1,368,474
  Interest on other short-term borrowings          4,711,678   2,862,511          1,900,244     872,957
  Interest on long-term borrowings                 1,604,914   2,270,159            415,203     823,029
                                                  __________  __________         __________  __________
Total interest expense                            49,026,252  46,414,173         16,911,805  15,929,887
                                                  __________  __________         __________  __________
Net interest income                               46,181,306  45,788,632         15,598,935  15,260,073
Provision for loan losses                          3,150,000   3,150,000          1,050,000   1,050,000
                                                  __________  __________         __________  __________
Net interest income after provision for
  loan losses                                     43,031,306  42,638,632         14,548,935  14,210,073
                                                  __________  __________         __________  __________
Noninterest Income
  Service charges on deposit accounts              6,884,262   5,738,903          2,429,966   2,046,248
  Mortgage banking income                          3,547,758   5,327,034            558,353   1,868,328
  Investment brokerage commissions                 3,233,899   4,098,108          1,025,740   1,275,256
  Fiduciary income                                 2,784,211   2,471,855            845,827     813,607
  Insurance commissions and fees                   1,108,276   1,058,744            387,542     289,943
  Other service charges, collection and
    exchange charges, commissions and fees         3,644,329   3,486,222          1,182,941   1,167,726
  Net realized gains from securities
    available for sale                               220,356     466,765             13,437     222,189
  Other operating income                           1,363,148   1,494,106            300,857     865,608
                                                  __________  __________         __________  __________
Total noninterest income                          22,786,239  24,141,737          6,744,663   8,548,905
                                                  __________  __________         __________  __________

Noninterest Expense
  Compensation                                    23,097,142  21,288,088          7,966,710   7,308,696
  Employee benefits                                4,341,695   3,793,292          1,265,519   1,124,012
  Occupancy expense of premises, net               4,495,346   4,345,228          1,552,958   1,404,439
  Furniture and equipment expense                  3,700,443   3,151,141          1,433,312   1,110,644
  Data processing expense                          2,109,148   1,956,001            725,855     669,798
  Marketing                                        1,314,190   1,101,570            378,401     364,398
  Supplies                                         1,080,164     939,568            333,135     326,565
  Other operating expense                          8,812,367   8,658,680          2,921,721   2,863,404
                                                  __________  __________         __________  __________
Total noninterest expense                         48,950,495  45,233,568         16,577,611  15,171,956
                                                  __________  __________         __________  __________
Income before income taxes and minority interest  16,867,050  21,546,801          4,715,987   7,587,022
Income taxes                                       4,081,089   6,001,631          1,061,835   2,101,221
                                                  __________  __________         __________  __________
Income before minority interest                   12,785,961  15,545,170          3,654,152   5,485,801
Minority interest                                    476,699     534,874            152,358     190,045
                                                  __________  __________         __________  __________
Net income                                       $12,309,262  15,010,296          3,501,794   5,295,756
                                                  ==========  ==========         ==========  ==========
Per common share:
  Net income--basic                              $      0.60        0.72               0.17        0.26
  Net income--diluted                                   0.59        0.70               0.17        0.25
  Cash dividends                                       0.259       0.231              0.087       0.082

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                               (Unaudited)

                                                             For the nine months ended September 30,
                                                                      1999                 1998
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $  12,309,262         15,010,296
  Adjustments to reconcile net income to net cash provided
      by operating activities:
          Provision for loan losses                                   3,150,000          3,150,000
          Depreciation and amortization                               3,993,549          3,467,589
          Net realized gains from securities available
            for sale                                                   (220,356)          (466,765)
          Investment securities amortization and accretion            1,930,831            460,599
          Net (increase) decrease in loans held for sale             54,364,451        (13,211,778)
          Net increase in accrued interest
            receivable and other assets                              (5,371,357)        (5,939,281)
          Net decrease in accrued expenses, other
               liabilities and minority interest                     (1,167,350)          (669,270)
                                                                   ____________       ____________
Net cash provided by operating activities                            68,989,030          1,801,390
                                                                   ____________       ____________


Investing Activities:
  Investment securities available for sale:
     Purchases                                                     (102,637,521)      (316,176,477)
     Maturities                                                      94,110,559        227,955,392
     Sales                                                           37,892,131         35,950,119
  Investment securities held to maturity:
     Purchases                                                         (954,576)        (7,671,143)
     Maturities                                                      11,339,282         23,779,382
  Net increase in loans                                            (130,124,181)       (32,316,168)
  Cash used for acquisition                                          (5,247,150)               ---
  Purchase of other assets for investment                                   ---         (5,000,000)
  Purchases of premises and equipment                                (8,574,653)        (6,619,501)
                                                                   ____________       ____________
Net cash used by investing activities                              (104,196,109)       (80,098,396)
                                                                   ____________       ____________


Financing Activities:
  Net increase in noninterest-bearing, interest-
     bearing demand and savings deposits                             34,337,462         35,368,111
  Net increase (decrease) in time deposits                          (28,667,254)         4,853,090
  Net increase in federal funds purchased and
     securities sold under agreements to repurchase                   8,549,444         24,095,111
  Net increase (decrease) in other short-term borrowings             15,423,584        (20,700,000)
  Proceeds of long-term borrowings                                    9,772,000         29,394,000
  Repayment of long-term borrowings                                  (2,035,000)        (1,333,000)
  Dividends on common stock                                          (5,336,751)        (4,834,838)
  Proceeds from issuance of common stock under
     the employee stock purchase plan                                   243,573            649,593
  Proceeds from issuance of common stock under
     the stock option plan                                                4,296                ---
  Proceeds from issuance of common stock under
     the long-term stock compensation plan                                  ---            970,220
  Payment for shares reacquired under common stock
     repurchase plan                                                 (3,133,823)        (8,961,094)
  Payment for fractional shares resulting from
     common stock dividend                                              (14,003)           (13,961)
                                                                   ____________       ____________
Net cash provided by financing activities                            29,143,528         59,487,232
                                                                   ____________       ____________

Net decrease in cash and cash equivalents                            (6,063,551)       (18,809,774)
Cash and cash equivalents at the beginning of the year               84,627,337         88,165,130
                                                                   ____________       ____________
Cash and cash equivalents at the end of the period                $  78,563,786         69,355,356
                                                                   ============       ============

                                 Supplemental Cash Flow Information
                                              (Unaudited)

Interest paid during the period                                   $ 49,358,680           44,995,212
Income taxes paid during the period                                  3,599,296            5,683,252
                                                                   ===========           ==========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                             For the nine months ended September 30,
                                                                      1999                 1998
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  46,880,953        43,335,120
  Ten percent common stock dividend                                   4,655,915         4,315,397
  Issuance of shares of common stock
    under the stock option plan                                          33,280               ---
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           268,960
  Issuance of common stock
    under the employee stock purchase plan                               33,647            78,980
  Shares reacquired under the common
    stock repurchase plan                                              (522,110)       (1,083,750)
                                                                   ____________       ___________
End of period balance                                                51,081,685        46,914,707
                                                                   ____________       ___________

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Ten percent common stock dividend                                         ---           (78,529)
  Issuance of shares of common stock
    under the stock option plan                                         (28,984)              ---
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---           842,685
  Issuance of shares of common stock
    under the employee stock purchase plan                              209,926           570,692
  Shares reacquired under the common
    stock repurchase plan                                              (180,942)       (1,334,848)
                                                                   ____________       ___________
End of period balance                                                       ---               ---
                                                                   ____________       ___________

Retained Earnings
  Beginning of year balance                                          85,010,569        82,824,333
  Net income                                                         12,309,262        15,010,296
  Dividends on common stock                                          (5,336,751)       (4,834,838)
  Ten percent common stock dividend                                  (4,655,915)       (4,236,868)
  Fractional shares resulting from common
    stock dividend                                                      (14,003)          (13,961)
  Issuance of shares of common stock
    under the long-term stock compensation plan                             ---          (141,425)
  Issuance of shares of common stock
    under the employee stock purchase plan                                  ---               (79)
  Shares reacquired under the common
    stock repurchase plan                                            (2,430,771)       (6,542,496)
                                                                   ____________       ___________
End of period balance                                                84,882,391        82,064,962
                                                                   ____________       ___________

Accumulated Other Comprehensive Income
  Beginning of year balance                                           3,318,797         3,219,846
  Change in unrealized holding gains (losses)
    on securities, net                                               (7,401,896)        1,403,477
                                                                   ____________       ___________
  End of period balance                                              (4,083,099)        4,623,323
                                                                   ____________       ___________
Total Stockholders' Equity                                        $ 131,880,977       133,602,992
                                                                   ============       ===========

See accompanying notes to consolidated financial statements.


PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                          Nine Months Ended        Three Months Ended
                                                             September 30,             September 30,
                                                           1999         1998        1999        1998
                                                           ____         ____        ____        ____
Net Income                                           $12,309,262    15,010,296   3,501,794    5,295,756
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $899,779 and $4,414,964, respectively,
    for the three and nine months ended
    September 30, 1999, and $(1,306,509) and
    $(1,017,123), respectively, for the three
    and nine months ended September 30, 1998)         (7,264,835)    1,695,205  (1,480,588)   2,177,515
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expense of $5,079 and $83,295,
    respectively, for the three and nine months
    ended September 30, 1999, and $83,321 and
    $175,037, respectively, for the three and nine
    months ended September 30, 1998)                    (137,061)    (291,728)      (8,358)    (138,868)
                                                      __________   __________    _________    _________
Other comprehensive income (loss), net of tax         (7,401,896)   1,403,477   (1,488,946)   2,038,647
                                                      __________   __________    _________    _________
Comprehensive income                                 $ 4,907,366   16,413,773    2,012,848    7,334,403
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

5.     Income Taxes

Federal income tax expense for the nine months ended September 30, 1999, and 1998, was computed using the consolidated effective federal income tax rate.

For the first nine months of 1999 and 1998, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

Part 1 -- Item 1
Page 2 of 3


6.     Common Stock Transactions

On May 20, 1999, the Board of Directors declared a 10 percent common stock dividend for stockholders of record on June 1, 1999.
 The stock dividend certificates were distributed on June 18, 1999. Fractional shares resulting from this stock dividend were paid in cash. All appropriate per-share data has been restated to reflect the ten percent common stock dividends.

During the first nine months of 1999, options on 13,312 shares of common stock were exercised under the Company's 1996 Stock Option
Plan. The exercise price on these options was the fair market value of the Company's common stock at the date of grant.

In January 1999, as part of the Company's ongoing stock repurchase plan, the Board of Directors approved the repurchase of up to $4 million of the Company's common stock during 1999. Through September 30, 1999, 222,244 common shares (restated for the ten percent common stock dividend) had been repurchased at a cost of $3,133,823.

The Company's Employee Stock Purchase Plan allows employees to purchase the Company's common stock at 85 percent of the current market price on four defined purchase dates during the year. The Company issued 14,804 shares of common stock (restated for the ten percent common stock dividend) under this plan during the first nine months of 1999. This transaction added $243,573 to the equity of the Company.

7.     Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 1999, was 20,462,200 and 20,530,231, respectively, and 20,818,340 and 20,918,778, respectively, for the three and nine months ended September 30, 1998.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three and nine months ended September 30, 1999, was 20,788,333 and 20,856,364, respectively, and 21,285,356 and 21,385,794, respectively, for the three and nine months ended September 30, 1998.

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

The following table presents a summary of the Company's operating segments for the nine months ended September 30, 1999, and 1998
(in thousands):



                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
1999
____________________________

Net interest income              $ 45,300      1,257         (376)           ---           46,181
Noninterest income from
  Nonaffiliates                    14,180      8,537           69            ---           22,786
Noninterest income from
  Affiliates                          129        ---       12,634        (12,763)             ---
Income before income taxes
  and minority interest            17,404        596       11,497        (12,630)          16,867

1998
____________________________

Net interest income              $ 45,699        575         (485)           ---           45,789
Noninterest income from
  Nonaffiliates                    12,698     11,369           75            ---           24,142
Noninterest income from
  Affiliates                          224        ---       12,656        (12,880)             ---
Income before income taxes
  and minority interest            19,422      3,359       11,418        (12,652)          21,547


Part 1 -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three and nine month periods ended September 30, 1999, and 1998, capital resources, market risk management, asset/liability management, liquidity management, Year 2000 efforts, the impact of recently issued accounting standards and a look towards the future. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, which are included elsewhere in this report.


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

The risks involved in the operations and strategies of the Company include competition from other financial institutions and other financial service providers, changes in interest rates, changes in economic or market conditions and changes in regulations from federal and state regulators. These risks, which are not all inclusive, cannot be estimated.


Results of Operations

The nine months ended September 30, 1999, compared to the nine months ended September 30, 1998.


Net Income

For the nine months ended September 30, 1999, Brenton recorded net income of $12,309,262, which declined 18.0 percent from net income of $15,010,296 for the first nine months of 1998. Lower mortgage banking revenues and investment brokerage commissions, along with normal expense growth including costs associated with the Company's growth initiatives (see Looking Ahead on page 12) contributed to the reduction. Net interest income grew only slightly due to continued compression of the net interest margin.
 Year-to-date diluted earnings per common share were $.59, compared to $.70 for the first nine months of 1998.

Part 1 -- Item 2
Page 2 of 12


The Company's annualized return on average equity (ROE) was 12.21 percent, compared to 15.21 percent one year ago; the annualized return on average assets (ROA) was .89 percent, compared to 1.19 percent for the same period in 1998.


Net Interest Income

During the first nine months of 1999, net interest income grew .9 percent to $46,181,306, compared to $45,788,632 for the same period a year ago as favorable volume variances were tempered by tighter interest spreads. Net interest margin declined 33 basis points from 4.02 percent for the first nine months of 1998 to 3.69 percent for the same period in 1999 as the yield on interest-earning assets declined more than the rate on interest-bearing liabilities. The growth of net interest income was limited by this compression of the net interest margin, which was caused by Iowa's highly competitive banking environment and the Federal Reserve's rate reductions in 1998. Year-to-date 1999 average interest-earning assets increased 10.1 percent, while average interest-bearing liabilities rose 10.4 percent compared to the first three quarters of 1998.


Loan Quality

At September 30, 1999, total loans had grown 13.4 percent to $1,160.9 million from $1,023.8 million a year earlier. Increases of $47.6 million (29.5 percent) in average indirect consumer loans, $21.5 million (9.4 percent) in average direct consumer loans and $23.5 million (5.6 percent) in average commercial/business/agricultural loans led the growth. Average residential real estate loans declined $31.3 million (21.1 percent) primarily due to refinancings and normal paydowns. Refinanced loans are generally sold in the secondary market to reduce the risk of holding long-term, fixed-rate loans in the portfolio.

Nonperforming loans were $11,694,000, or 1.01 percent of total loans, at September 30, 1999, compared to $11,289,000, or 1.09 percent of total loans, at the end of the prior year and $10,525,000, or 1.03 percent of total loans, at September 30, 1998. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms and loans past due 90 days or more. The allowance for loan losses, which totaled $14.6 million, represented 124.88 percent of nonperforming loans and 1.26 percent of total loans at September 30, 1999. At September 30, 1998, the same ratios were
135.13 percent and 1.39 percent, respectively.

Part 1 -- Item 2
Page 3 of 12


The provision for loan losses totaled $3,150,000 for the nine months ended September 30, 1999, and 1998. Annualized year-to-date net charge-offs were .34 percent of average loans for the first nine months of 1999, compared with .22 percent for the same period last year and .28 percent for all of 1998.

The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management is carefully balanced with goals for loan growth. Management believes the allowance for loan losses at September 30, 1999, is sufficient to absorb probable loan losses within the portfolio.


Noninterest Income

Noninterest income for the nine months ended September 30, 1999, was $22,565,883 (excluding securities gains and losses), a 4.7 percent decline from $23,674,972 one year ago. Growth in service charges on deposit accounts, fiduciary income, and other traditional service charges and fees were exceeded by declines in mortgage banking income and investment brokerage commissions.

Service charges on deposits rose $1,145,359, or 20.0 percent, compared to the first nine months of 1998. This growth was the result of increased account analysis charges on commercial and business deposit accounts by virtue of a higher number of clients and revised fee schedules for deposit products.

Fiduciary income grew 12.6 percent to $2,784,211 as a result of increased assets from existing trust accounts.

Other service charges, collection and exchange charges, commissions and fees increased $158,107 from the prior year. The gain was caused by improvements in merchant credit card fees, ATM/debit card fees, official check commissions and international fees exceeding declines in real estate sales commissions and purchased receivable fees.

Mortgage banking income declined 33.4 percent to total $3,547,758 for the first nine months of 1999. Rising mortgage interest rates during 1999 led to higher than anticipated losses on sales of originated loans. Residential real estate loan closings for the first nine months of 1999 totaled $354 million, up slightly compared to $335 million for the same period last year.

A reduction of $864,209, or 21.1 percent, in investment brokerage commissions was due to lower transaction volume.

Investment securities gains totaled $220,356 compared to gains of $466,765 for the same period in 1998.

Part 1 -- Item 2
Page 4 of 12


Noninterest Expense

Noninterest expense totaled $48,950,495 at September 30, 1999, an
8.2 percent increase from the first nine months of 1998.

Compensation, the largest component of noninterest expense, increased 8.5 percent over the prior year as a result of normal annual salary adjustments and an increase in the number of employees due to the Company's growth initiatives. The number of full-time equivalent employees increased by 2.7 percent over September 30, 1998, to 751.1. The cost of benefit expenses increased 14.5 percent on account of growth in compensation expense, higher medical insurance premiums and an award of Brenton stock to employees during the first quarter of 1999.

Furniture and equipment expense increased $549,302 for the first nine months of 1999 due to depreciation on computer upgrades and higher costs for software maintenance agreements.

Marketing expense rose $212,620 to $1,314,190 in the first nine months of 1999 because of expanded marketing efforts for various lines of business and costs related to revising the Company's deposit products.

Supplies expense increased 15.0 percent to $1,080,164 from $939,568 in the prior year. The increase was primarily due to a higher volume of debit cards issued and a higher volume of client provided checks and deposit slips as a result of new accounts opened, including the acquisition of deposit accounts in Pella and Knoxville, and changes in deposit products.

While the Company's growth initiatives have caused and will continue to cause some components of expense to increase, the Company continues to carefully focus on cost management and evaluates all major expense items in an effort to control the growth rate of all noninterest expense categories.

The Company's net noninterest margin, which measures operating efficiency, was (1.83) percent, compared to (1.65) percent one year ago. Another ratio the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At September 30, 1999, the Company's efficiency ratio was 68.32 percent, compared with 62.59 percent one year ago.

Part 1 -- Item 2
Page 5 of 12


Income Taxes

The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain an optimum level of tax-exempt assets in order to benefit the Company both on a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 24.2 percent for the first nine months of 1999 compared to 27.9 percent for 1998.


Results of Operations

The three months ended September 30, 1999, compared to the three months ended September 30, 1998.

Net Income

For the three months ended September 30, 1999, net income totaled $3,501,794, compared to $5,295,756 for the third quarter of 1998, a decline of 33.9 percent. Diluted earnings per common share was $.17 for the third quarter of 1999, compared to $.25 for the third quarter of 1998.


Net Interest Income

Net interest income for the quarter totaled $15,598,935, an increase of $338,862, or 2.2 percent, over the same period in 1998. The net interest margin for the third quarter of 1999 was
3.68 percent, compared to 3.96 percent for the third quarter of 1998. Similar to the nine-month comparison, competitive factors have compressed the net interest margin, thus limiting net interest income growth. Quarter-to-date average earning assets increased $158,999,000, or 9.7 percent, over the third quarter of 1998.


Provision for Loan Losses

The provision for loan losses for the third quarters of both 1999 and 1998 totaled $1,050,000. Annualized net charge-offs as a percent of average loans were .27 percent for the third quarter of 1999, compared to .30 percent for the same period of 1998.


Noninterest Income

Noninterest income (excluding securities gains) declined by $1,595,490, or 19.2 percent, from the third quarter of 1998 to the third quarter of 1999.

Part 1 -- Item 2
Page 6 of 12


Service charges on deposit accounts increased 18.8 percent to $2,429,966 over the prior year due to growth in account analysis charges on commercial and business deposit accounts and deposit products revisions.

Insurance commissions and fees rose $97,599 from the prior year as a result of an increase of $190,939 in credit-related insurance commissions. This increase was offset by a $93,340, decline in insurance agency commissions.

Mortgage banking income declined $1,309,975, due to losses on sales of originated loans into the marketplace, as previously discussed.

Investment brokerage commissions declined 19.6 percent to $1,025,740 due to lower transaction volume.

Other operating income declined to $300,857. Several miscellaneous non-recurring items were recorded in 1998.

Net gains from securities transactions totaled $13,437 for the third quarter of 1999, versus net gains of $222,189 in the third quarter of 1998.


Noninterest Expense

Noninterest expense increased by 9.3 percent when comparing the third quarter of 1999 with the third quarter of 1998. The Company's net noninterest margin was (2.00) percent for the third quarter of 1999, compared to (1.54) percent for the third quarter of 1998. Quarter-to-quarter, the largest noninterest expense changes were in the categories of compensation and benefits, occupancy and furniture and equipment expense.

Compensation and related benefit costs increased by a combined 9.5 percent over the third quarter of 1998. As a result of Brenton's growth initiatives, standard salaries increased by 16.1 percent, while variable compensation and bonus accruals declined slightly due to lower revenues and lower net income, respectively.

Occupancy costs increased $148,519 to $1,552,958 because of higher depreciation expense and a net increase in rental costs.

Like the year-to-date comparison, furniture and equipment expense increased by $322,668 to $1,433,312 due to depreciation on computer technology upgrades and higher repairs and maintenance expense.

Part 1 -- Item 2
Page 7 of 12


Capital Resources

Common stockholders' equity totaled $131.9 million as of September 30, 1999, a 2.5 percent decline from December 31, 1998. Excluding the change in accumulated other comprehensive income (loss), realized stockholders' equity increased 3.1 percent compared to year-end 1998. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at September 30, 1999, was 9.13 percent and the total risk-based capital ratio was 10.14 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets was 6.82 percent at September 30, 1999, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

As part of the Company's ongoing stock repurchase plan, 222,244 shares of common stock have been repurchased during the first three quarters of 1999 at a cost of $3,133,823. The Board of Directors has approved the repurchase of $4 million of Company stock during 1999. Since the inception of the plan in 1994, the Company has repurchased 3,566,603 shares (restated for all stock splits/dividends) at a total cost of $37,078,201.

In May 1999, the Board of Directors declared a 10 percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every 10 shares they owned. Fractional shares were paid in cash.

The Company paid dividends of $.259 per common share in the first nine months of 1999. This was an increase of 12.1 percent compared to $.231 per common share for the same period of 1998. Dividends totaled $5,336,751 for the first nine months of 1999 and the dividend payout ratio was 43.9 percent of diluted earnings per common share. In October 1999, the Board of Directors declared a regular quarterly cash dividend of $.087 per common share, which was equal to the third quarter dividend.

The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 5.5 percent at September 30, 1999. This percentage has declined from the December 31, 1998, ratio of 6.7 percent. Long-term borrowings of the Parent Company at September 30, 1999, consisted entirely of capital notes totaling $7,283,000. In addition, the Parent Company has a $5 million line of credit with a regional bank that was unused at the end of September 1999.

Part 1 -- Item 2
Page 8 of 12


Brenton Banks, Inc. common stock closed on September 30, 1999, at $13.91 per share, compared to $17.10 a year earlier. The closing price at September 30, 1999, was 215.7 percent of the book value per share of $6.45. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 16.56 times.

Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. On September 24, 1999, the Company closed the previously announced acquisition of two U.S. Bank offices in Pella and Knoxville, with deposits totaling approximately $53 million. There are currently no other pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


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

The goal is to structure the balance sheet so that net interest margin fluctuates in a narrow range during periods of changing interest rates. The Company currently believes that net interest income would fall by less than 5 percent if interest rates increased or decreased by 300 basis points over a one-year time horizon. This is within the Company's policy limits.

Part 1 -- Item 2
Page 9 of 12


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

The highly competitive banking environment in Iowa also greatly impacts the Company's net interest margin. The effect of competition on net interest income is difficult to predict.


Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet customer commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, trading account securities, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 30.7 percent of the Company's total assets at September 30, 1999.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of September 30, 1999, the Company had borrowings of $144,474,000 from the Federal Home Loan Bank ("FHLB") of Des Moines, of which $62,200,000 represents a variable-rate line of credit used to fund mortgage lending operations. The remaining balance was used as a means of providing both long- and short-term, fixed-rate funding for certain assets and managing interest rate risk.

Part 1 -- Item 2
Page 10 of 12


The combination of high levels of potentially liquid assets, strong cash flows from operations, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at September 30, 1999.

The Company has entered into agreements for the construction of an operations and sales support facility with an estimated total cost of $12.5 million. Groundbreaking occurred in October and completion is expected in the fourth quarter of 2000. The building will replace existing leased space and will also allow for additional growth.


Year 2000

The "Year 2000" issue has been and continues to be a top priority for the Company. Brenton's critical core loan and deposit applications are ALLTEL Information Services, Inc. ("ALLTEL") software programs and Brenton outsources the data processing function to ALLTEL. Brenton and ALLTEL have been working in partnership to resolve the Year 2000 issues of the critical core application programs as well as all other computer software programs used in the Company. Also considered has been the readiness of vendors and other third parties with which the Company does business, and an assessment of significant clients has been performed.

The Company has taken this issue so seriously because it could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and significant third parties, which include public utilities, various governmental agencies and clients. A worst case scenario would result in the short-term inability to update client financial records due to unforeseen processing issues. This would result in clients being unable to receive timely information regarding their balances. If clients were to experience significant Year 2000 issues, loan delinquency ratios could increase and the clients' ability to repay loans could be impaired. The Company has surveyed its larger clients and believes there should be no material adverse effect on the Company.

The Company has had a Year 2000 Committee and a formal plan in place since August 1997 and has been executing on that plan. The Company completed substantially all Year 2000 work associated with its critical core application systems in 1998 and testing has now been successfully completed. The Committee is also finalizing contingency plans for unforeseen difficulties related to the Year 2000 issue. As a result of modifications and upgrades to existing systems, management believes the Year 2000 issue will not be a significant operational matter for the Company.

Part 1 -- Item 2
Page 11 of 12


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

The incremental expense associated with becoming Year 2000 compliant is not anticipated to be material. However, there is an opportunity cost associated with this project in that the people involved are regular Brenton and ALLTEL employees who would normally be spending their time on other projects. The incremental direct costs associated with this project were approximately $350,000 in 1998. It is estimated these costs will approach $500,000 in 1999. There are additional benefits that result from this project, because in addition to becoming Year 2000 compliant, systems have been enhanced.

The Company will incur an additional opportunity cost in the fourth quarter of 1999 when additional cash reserves are maintained to meet possible client requests for extra cash. The Company has finalized its plan for additional cash reserves. The additional cash reserves will result in lower interest income due to the need to convert an interest-earning asset to noninterest-earning cash. It is estimated that the planned additional cash reserves could result in a slight reduction to interest income for the fourth quarter of this year.

The preceding paragraphs include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could result in the actual costs of Year 2000 compliance and impact of Year 2000 issues to differ from what is anticipated.
 Those uncertainties include incomplete assessment results, higher than anticipated costs to update software and hardware, and the inability of vendors, significant customers and other third parties to effectively address the Year 2000 issue.

Part 1 -- Item 2
Page 12 of 12


Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which originally was scheduled to be effective for the year beginning January 1, 2000. The effective date has been postponed until January 1, 2001. This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's financial statements. The Company expects to adopt SFAS No. 133 when required.


Looking Ahead

The Company began a new growth initiative called "Defining Our Destiny" in late 1998. The objective is to grow our client base at a rate significantly above Iowa's population and economic growth rates. The initiative is designed to further evolve the Company's growing sales culture by increasing the sales staff over the next three years, by creating opportunities for additional sales from the existing sales staff and by strengthening partnerships with the sales support staff. Defining Our Destiny relies on the partnerships between Brenton associates to deliver the entire Company to meet clients' financial needs.

In addition to the Company's purchase of two U.S. Bank offices in September 1999, two new Brenton office locations are being planned to expand our market presence. In November 1999, a new full-service banking office was opened in Coralville. This new office will complement our existing grocery store facility in Iowa City. In the first half of 2000, the Company, which currently has four full-service offices in the Quad Cities, plans to expand into Moline, Illinois. It will mark the first time Brenton has crossed into another state with a full-service banking office.

The Company's substantial investment and commitment to these initiatives demonstrate Brenton's resolve to be an even stronger, more dynamic competitor and to continue building on the successes of the past several years.

Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About
Market Risk.

The information appearing on page 8 of Item 2 under the heading
"Market Risk Management" is incorporated herein by reference.


Part 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


November 8, 1999          /s/ Robert L. DeMeulenaere
----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


November 8, 1999          /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer