Form 10-K
period 1999-12-31
BRENTON BANKS INC
filed 2000-03-29
CIK 14060

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2000, was $108,342,752.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 6, 2000.

                     20,357,371 shares Common Stock, $2.50 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Appendix to the Proxy Statement for the 1999 calendar year is incorporated by reference into Part I, Part II and Part IV hereof to the extent indicated in such Parts.

The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days after the close of the Company's fiscal year ending December 31, 1999, is incorporated by reference into Part III hereof to the extent indicated in such Part.

                                 1 of 284 Total Pages

TABLE OF CONTENTS

PART I
                                                                        Page

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         (A)  General Description . . . . . . . . . . . . . . . . . . . .  5

         (B)  Recent Developments . . . . . . . . . . . . . . . . . . . .  6

         (C)  Affiliated Banks  . . . . . . . . . . . . . . . . . . . . .  7

         (D)  Bank-Related Subsidiaries and Affiliates  . . . . . . . . .  8

         (E)  Executive Officers and Policymakers of the
              Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  8

         (F)  Employees . . . . . . . . . . . . . . . . . . . . . . . . .  9

         (G)  Supervision and Regulation  . . . . . . . . . . . . . . . .  9

         (H)  Governmental Monetary Policy and Economic
              Conditions  . . . . . . . . . . . . . . . . . . . . . . . . 11

         (I)  Competition . . . . . . . . . . . . . . . . . . . . . . . . 11

         (J)  Statistical Disclosure  . . . . . . . . . . . . . . . . . . 12

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 25

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25


PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . . . 25

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 25

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . 26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk       26

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . 26

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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

PART I

Item 1.   Business.

     (A)  General Description.

     Brenton Banks, Inc. (the "Parent Company") is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. Brenton Banks, Inc. was organized as an Iowa corporation under the name Brenton Companies in 1948. Subsequently, the Parent Company changed its corporate name to its current name, Brenton Banks, Inc. On December 31, 1999, the Parent Company had direct control of its commercial and savings bank (hereinafter the "affiliated banks"), both located in Iowa. The commercial bank is a state bank incorporated under the laws of the State of Iowa and the savings bank is a federal savings bank organized under the laws of the United States. Both of the affiliated banks are members of the Federal Deposit Insurance Corporation.

     Brenton Banks, Inc. and its subsidiaries (the "Company") engage in retail, commercial, business and agricultural banking and related financial services from 44 locations throughout Iowa. In connection with this banking industry segment, the Company provides the usual products and services of banking such as deposits, commercial loans, business loans, agri-business loans, personal loans, cash management services, international banking services, investment management and trust services.

     The principal services provided by the Company are accepting deposits and making loans. The significant loan categories are commercial, business, commercial real estate, agri-business and personal. Commercial and business loans are made to business enterprises principally to finance inventory, operations or other assets at terms generally up to five years. The principal risk involves the customers' management skills and general economic conditions. Commercial real estate mortgage loans are routinely made for terms up to 20 years for real property used in a borrower's business. Repayment primarily depends upon the financial performance and the cash flow of the business enterprise. Declines in commercial real estate values could ultimately affect the collectibility of these types of loans. Agri-business loans are made to farmers for financing crop inputs, equipment, livestock and real property used in farming activities. Agri-business loans are also made to businesses related to or that support the production and sale of agricultural products. Weather conditions and government policies have major influences on agricultural financial performance and ultimately the borrower's ability to repay loans. Personal loans are made to individuals primarily on a secured basis to finance such items as residential mortgages, home improvements, personal property, education and vehicles. Unsecured personal loans are made on a limited basis. The individual's credit worthiness and economic conditions affecting the job market are the primary risks associated with personal loans. Personal loans generally do not exceed five years. For all loan types, the primary criteria used in determining whether to make a loan is the borrower's ability to repay, which is based upon a cash flow analysis, and willingness to pay supported by a historical review of credit performance.

     The principal markets for these loans are businesses and individuals in Iowa. Iowa has two primary regional market segments. One market consists of selected metropolitan areas across the state, which includes service and manufacturing industries. The other market involves rural areas, which are predominately agricultural in nature. These loans are made by the affiliated banks, and some are sold on the secondary market. The Company also engages in activities that are closely related to banking, including mortgage banking, investment, insurance and real estate brokerage.

     The segment information appearing on page 31 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.
     5

     (B)  Recent Developments.

     Stock Split. In January 1998, the Board of Directors declared a 2-for-1 stock split for stockholders of record as of February 10, 1998, payable February 20, 1998. As a result, the par value of the Company's common stock was reduced from $5.00 to $2.50 per share and authorized shares were increased to 50 million.

     Common Stock Dividends. On May 24, 1999, the Board of Directors declared a ten percent common stock dividend to stockholders of record on June 1, 1999. On May 21, 1998, the Board of Directors declared a ten percent common stock dividend to stockholders of record on June 1, 1998. Fractional shares resulting from both stock dividends were paid in cash.

     Common Stock Repurchase Plan. As part of the Company's ongoing capital management and stock repurchase plan, in 1999, the Board of Directors authorized additional stock repurchases of $4,000,000 of the Company's common stock. For the years ended December 31, 1999, 1998 and 1997, the Company repurchased 300,624, 563,915 and 886,494 shares (restated for the 2-for-1 stock split and 10 percent common stock dividends), respectively, at total costs of $4,004,426, $10,000,900 and $10,014,087. At this time, the Board has decided not to extend this plan for 2000.

     Growth and Acquisitions. As part of management's strategic growth plans, Brenton Banks, Inc. investigates growth and expansion opportunities, which would strengthen the Company's presence in current or selected new market areas. The Company also continues expansion of its traditional and non-traditional products and services. On September 24, 1999, the Company completed the acquisition of two U.S. Bank offices in Pella and Knoxville, with deposits totaling approximately $53 million. In November 1999, a new full-service office was opened in Coralville, a suburb of Iowa City. In the third quarter of 2000, the Company, which currently has four full-service offices in the Quad Cities, plans to expand into Moline, Illinois. It will mark the first time Brenton has crossed into another state with a full-service banking office. Regulatory approval for this location has been obtained.

     During the fourth quarter of 1999, an underperforming grocery store facility in Cedar Rapids was closed. During the first quarter of 2000, another of the Company's grocery store facilities in Iowa City was closed due to the closing of the grocery store at the election of the chain store management.

     Year 2000. The information appearing on pages 9 and 10 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, is incorporated herein by reference.

     Sales Culture. In the past four years, the Company has intensified its company-wide commitment to making Brenton a proactive sales organization. The Company has also emphasized promoting partnering across business units to better serve our clients' total financial needs. The objective is to provide tools to Brenton bankers to enable them to take a proactive role in understanding their clients' needs and goals and then to develop custom-tailored financial strategies and solutions. The desired results are to strengthen existing and new relationships with clients across Iowa and to provide them with lifetime financial solutions.

     In late 1998, the Company began a strategic growth initiative called "Quantum Leap." The objective is to grow the Company's client base at a rate significantly above Iowa's population and economic growth rates. The initiative is designed to further evolve the Company's growing sales culture by increasing the sales staff over the next three years, by creating opportunities for additional sales from the existing sales staff and by strengthening partnerships with the sales support staff. The net after-tax cost of the initiative in 1999 was $1,035,000.

     Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") that has been passed by Congress and was signed into law by the President on November 12, 1999 represents sweeping reform of federal regulation of financial services. This Act relaxes the previous limitations upon
     6
banks affiliating with insurance and securities firms and generally allows banks and bank holding companies to engage is a broader range of financial services. Among other provisions, this Act:

   Repeals the restrictions on banks affiliating with securities firms contained in the Glass-Steagall Act.

   Permits a qualifying bank holding company to become a "financial holding company." A financial holding company may engage in certain listed financial activities (including insurance underwriting and agency activities, security underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities) as well as "complementary" financial activities. These complementary activities are to be defined by regulation promulgated by the federal regulators, but are generally broader than those activities currently permitted under the Bank Holding Company Act.

   Provides a system of functional regulation under which certain securities activities of banks will come under the supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

   Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

   Eliminates the unitary thrift holding company formation in the future.

   Provides consumers new protections against the transfer and use of certain financial information by financial institutions including banks and there affiliates and requires banks to disclose there financial privacy policies to customers.

   Makes certain changes to the FHLB structure, provides for ATM fee disclosures and modifies the Community Reinvestment Act to provide for the disclosure of certain agreements between banks and community groups.

     Congress authorized the Federal Reserve Board, the Securities and Exchange Commission, and other relevant federal agencies to adopt rules to implement the provision of the Act. These regulations have not been adopted and therefore the Company cannot predict their effect upon the Company.

     A bank holding company that elects to become a financial holding company, must have each of its banks meet certain regulatory standards for being "well capitalized", "well-managed", and "satisfactory" in its Community Reinvestment Act compliance. A bank holding company that fails to maintain these standards may be required to cease engaging in certain activities or restrict its futures activities. Any bank holding company that does not elect to become a financial holding company will remain subject to the current restrictions under the Bank Holding Company Act.

     It is anticipated that the Act will alter the competitive landscape in which the Company operates. Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies.

     (C)  Affiliated Banks.

     The two affiliated banks have 41 banking locations, located in 11 of Iowa's 99 counties. These banks serve both metropolitan and agricultural areas. The location and certain other information about the affiliated banks are given below.

     The main office of Brenton Bank is located in Des Moines, Iowa. Des Moines is the largest city in Iowa. In addition to its main banking location, Brenton Bank has 36 offices located throughout Iowa and provides services to clients in numerous counties across the state.
     7

     Brenton Savings Bank, FSB is located in Ames, Iowa, and has four offices in Ames and Story City. The savings bank primarily serves clients in Story County, however, the facility to be opened in Moline, Illinois, will be an office of Brenton Savings Bank, FSB.

     (D)  Bank-Related Subsidiaries and Affiliates.

     Brenton Investments, Inc., a wholly-owned subsidiary of Brenton Bank, provides a full array of retail investment brokerage products and services to clients. The company is not involved with the direct issuance, flotation or underwriting of securities. At December 31, 1999, this subsidiary had 29 licensed brokers serving all Brenton banking locations.

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

     (E)  Executive Officers and Policymakers of the Registrant.

     The term of office for the executive officers and policymakers of the Company is from the date of election until the next Annual Organizational Meeting of the Board of Directors. The names and ages of the executive officers and policymakers of the Company as of March 6, 2000, the primary offices held by these executive officers and policymakers on that date, the period during which the officers have served as such and the other positions held with the Company by these officers during the past five years are set forth below and on the following page:



                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________

Robert L. DeMeulenaere    60  President and Chief          1994       President, Brenton Bank - January 1994 to
Des Moines, Iowa                Executive Officer                     November 1997
                              Brenton Banks, Inc.
                              Chairman and Chief           1997
                                Executive Officer
                              Brenton Bank

Larry A. Mindrup          58  President                    1997       CEO, Brenton Savings Bank, FSB; Ames - April
Des Moines, Iowa              Chief Banking Officer        1995       1994 to March 1996; President, Brenton Bank,
                              Brenton Bank                            N.A., Des Moines - May 1995 to September
                                                                      1995; President, Brenton Savings Bank, FSB,
                                                                      Ames - April 1994 to April 1995

Phillip L. Risley         57  Executive Vice President/    1997       Executive Vice President of the Parent
Des Moines, Iowa              Chief Administrative         1995       Company - January 1992 to December 1995;
                                Officer/                              President and CEO, Brenton Bank, N.A.,
                              Brenton Bank                            Des Moines - February 1990 to May 1995;
                                                                      Chairman of the Board, Brenton Bank
                                                                      Services Corporation - May 1992 to
                                                                      September 1995
     8

                                       Company          Position
Name and Address         Age    Position or Subsidiary  Commenced            Other Positions
________________         ___    ______________________  _________            _______________

Steven T. Schuler         48  Chief Financial Officer/     1990       Executive Vice President, Brenton Bank
Des Moines, Iowa                Treasurer/Secretary        1986       Services Corporation - May 1992 to
                              Brenton Banks, Inc. and                 September 1995
                              Brenton Bank

Woodward G. Brenton       49  Chief Commercial             1995       President and CEO, Brenton First National
Des Moines, Iowa               Banking Officer                        Bank - January 1992 to October 1995
                              Brenton Bank

Charles N. Funk           45  Regional President           1997       Chief Investment/ALCO Officer - October 1995
Des Moines, Iowa              President, Des Moines        1997       to September 1997; Vice President -
                              Brenton Bank                            Investments, Brenton Banks, Inc. - December
                                                                      1991 to October 1995

Douglas F. Lenehan        51  Chief Sales and              1999       Vice President - Cash Management, Brenton
Des Moines, Iowa                Marketing Officer                     Bank, Des Moines - June 1993 to May 1997
                              President, Diversified       1997
                                Commercial Services
                              Brenton Bank

Elizabeth M. Piper/Bach   47  Chief Financial Services     1997
Des Moines, Iowa                Officer
                              Brenton Bank
                              President                    1995
                              Brenton Investments,
                                Inc.

Norman D. Schuneman       57  Chief Credit Officer          1995      Senior Vice President - Lending of the
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



     (F)  Employees.

     On December 31, 1999, the Company had 669 full-time employees and 134 part-time employees. The number of full-time equivalent employees at year-end was 739. On December 31, 1999, the Parent Company had five employees. None of the employees of the Company are represented by unions. The relationship between management and employees of the Company is considered good.

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

     The Parent Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Parent Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing
     9
services to its affiliated banks. However, the Parent Company may engage in and may own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be a proper incident thereto." The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Parent Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and the regulations of the Board of Governors, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. The Bank Holding Company Act has recently been amended pursuant to the Gramm-Leach-Bliley Act of 1999. See "Recent Developments."

     As a savings and loan holding company, Brenton Banks, Inc. is subject to federal regulation and examination by the Office of Thrift Supervision (the "OTS"). The OTS has enforcement authority over the Company that permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Generally, the activities for a bank holding company are more limited than the authorized activities for a savings and loan holding company.

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

     The affiliated savings bank is subject to the supervision of and regular examination by the OTS and FDIC. In addition to the fees charged by the FDIC, the savings bank is assessed fees by the OTS based upon the savings bank's total assets. The savings bank is required to maintain certain minimum capital ratios established by the OTS and must meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. On December 31, 1999, Brenton Savings Bank, FSB complied with the current minimum capital guidelines and met the QTL test, which it has always met since the test was implemented.

     During 1994, the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act") was enacted. This law amended certain provisions of the federal banking laws (including the Bank Holding Company Act) to permit the acquisition of banks by banks or bank holding companies domiciled outside of the home state of the acquired bank. The Interstate Banking Act seeks to provide a uniform interstate banking law for all 50 states. The provisions of the law allow states to impose certain "non-discriminatory" conditions upon interstate mergers, including limits on the concentration of deposits. According to Iowa's banking law, Iowa-based banks and bank holding companies can acquire banks and bank holding companies located in other states. Iowa law prohibits a bank holding company or bank controlled by a bank holding company from acquiring additional Iowa-based banks or bank holding companies if the total deposits in Iowa of such bank holding company and its affiliates would exceed 10 percent of the total deposits of all banks and thrifts in the state.
     10

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

     (I)  Competition.

     The banking business in Iowa is highly competitive and the affiliated banks compete not only with banks and thrifts, but with sales, finance and personal loan companies; credit unions; Internet banks; and other financial services companies that are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment banking companies, insurance companies, finance companies and other institutions.

     The multi-bank holding companies, which own banks in Iowa, are in direct competition with one another. Brenton Banks, Inc. is the largest multi-bank holding company domiciled in Iowa. As of June 30, 1999, Brenton Banks, Inc.'s affiliated banks held approximately 3.5 percent of total Iowa bank and thrift deposits. There were seven other multi-bank holding companies that operated banks in Iowa, but are domiciled in other states. During 1999, two of these holding companies merged. The Iowa deposits of three of these holding companies are of similar size or greater when compared to Brenton Banks, Inc. The Iowa deposits of all six of the other multi-bank holding companies have declined from the same date a year earlier. The Company considers the ownership/name changes of these out-of-state holding companies during the past two years to be a competitive advantage to the Company.

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

     The Company has expanded the mortgage banking business in the past few years by increasing the number of mortgage loan originators and by expanding the number of locations where mortgage banking services are offered. The volume of loan closings in 1999 was $431 million compared to $513 million in 1998. The volume of loan closings declined in 1999 as a result of higher mortgage rates in the market place.

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




                                                                  1999
(dollars in thousands)                          ___________________________________________
                                                                Interest           Average
                                                Average         Income or         Yields or
                                                Balance          Expense            Rates
                                                _______         _________         _________

Assets:
 Interest-earning assets:
  Interest-bearing deposits with banks         $    3,526       $    173             4.90%
  Federal funds sold and securities purchased
    under agreements to resell                      7,118            349             4.91
  Trading account securities                            -              -                -
  Investment securities available for sale:
    Taxable investments:
      United States Treasury securities            45,191          2,151             4.76
      Securities of United States government
        Agencies                                  156,054          9,112             5.84
      Mortgage-backed and related securities      197,088         11,966             6.07
      Other investments                            32,407          1,897             5.85
    Tax-exempt investments:
      Obligations of states and political
        subdivisions (2)                          155,558         10,056             6.46
 Investment securities held to maturity:
    Taxable investments:
      Securities of United States government
        Agencies                                        -              -                -
      Mortgage-backed and related securities        1,128             75             6.62
      Other investments                               386             27             7.01
    Tax-exempt investments:
      Obligations of states and political
        subdivisions (2)                           33,982          2,390             7.03
 Loans held for sale                               56,218          3,977             7.07
 Loans (1,2)                                    1,098,732         90,782             8.26
_________________________________________________________________________________________

Total interest-earning assets (2)               1,787,388       $ 132,955            7.44%
Allowance for loan losses                         (14,519)      _________________________
Cash and due from banks                            72,186
Premises and equipment                             36,010
Other assets                                       62,761
_________________________________________________________________________________________

Total assets                                   $1,943,826
_________________________________________________________________________________________

Liabilities and stockholders' equity:
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Demand                                    $  109,535       $   3,481           3.18%
     Savings                                      641,308          19,289           3.01
     Time                                         546,868          28,561           5.22
   Federal funds purchased and securities
     sold under agreements to repurchase          150,387           6,631           4.41
   Other short-term borrowings                    117,377           6,403           5.46
   Long-term borrowings                            31,330           2,015           6.43
________________________________________________________________________________________

Total interest-bearing liabilities              1,596,805       $  66,380           4.16%
Noninterest-bearing deposits                      192,211        ________________________

Accrued expenses and other liabilities             15,940
_________________________________________________________________________________________

Total liabilities                               1,804,956
Minority interest                                   4,734
Common stockholders' equity                       134,136
_________________________________________________________________________________________

Total liabilities and stockholders' equity     $1,943,826
_________________________________________________________________________________________

Net interest spread (2)                                                              3.28%
_________________________________________________________________________________________

Net interest income/margin (2)                                  $  66,575            3.73%
_________________________________________________________________________________________

(1)  The average outstanding balance is net of unearned income and includes nonaccrual loans.
(2)  Interest income and yields are stated on a tax-equivalent basis using a federal income tax rate of 35 percent and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.  The standard federal income tax rate is used for consistency of presentation.
     is used for consistency of presentation.

     12

                         1998                                         1997
       ___________________________________________      ___________________________________
                       Interest           Average                   Interest       Average
       Average         Income or         Yields or      Average     Income or     Yields or
       Balance          Expense            Rates        Balance      Expense       Rates
       _______         _________         _________      _______     _________     _________



       $    3,706      $    176             4.74%       $    2,460  $    118        4.80%

           31,048         1,659             5.35            31,472     1,742        5.54
                -             -                -                12         1        4.26


           40,898         2,319             5.67            45,459     2,748        6.05

           97,770         5,955             6.09            71,958     4,555        6.33
          236,280        14,545             6.16           217,817    13,835        6.35
           15,643           952             6.09            12,998       832        6.40



          125,237         8,382             6.69            99,868     7,035        7.04


            1,402            89             6.33             7,925       485        6.11
            1,869           140             7.48             2,594       191        7.36
              727            48             6.68             2,181       136        6.25


           53,130         3,623             6.82            56,204     3,777        6.72
           37,841         2,690             7.11            10,284       811        7.89
          999,232        87,339             8.74           970,115    85,540        8.82
________________________________________________________________________________________

        1,644,783      $127,917             7.78%        1,531,347  $121,806        7.95%
          (13,738)     __________________________          (12,171)
           65,874                                           58,681
           31,883                                           29,841
           51,318                                           41,771
________________________________________________________________________________________

       $1,780,120                                       $1,649,469
________________________________________________________________________________________



       $   90,589      $  2,800             3.09%       $   81,430  $  2,332        2.86%
          585,598        17,429             2.98           551,509    15,903        2.88
          556,056        30,543             5.49           567,258    31,075        5.48
          116,388         5,092             4.38            78,234     3,413        4.36
           65,205         3,757             5.76            53,223     3,183        5.98
           47,605         3,017             6.34            32,056     2,199        6.86
________________________________________________________________________________________

        1,461,441      $ 62,638             4.29%        1,363,710  $ 58,105        4.26%
          164,403      __________________________          139,480
           17,020                                           17,097
________________________________________________________________________________________

        1,642,864                                        1,520,287
            4,834                                            4,691
          132,422                                          124,491
________________________________________________________________________________________

        1,780,120                                        1,649,469
________________________________________________________________________________________
                                            3.49%                                   3.69%
________________________________________________________________________________________

                       $ 65,279             3.97%                   $ 53,701        4.16%
________________________________________________________________________________________

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

          The following shows the changes in interest earned and interest paid due to changes in volume and changes in rate for each of the two years ended December 31:





                                                       1999 vs. 1998                    1998 vs. 1997
                                                __________________________       __________________________
                                                               Variance                         Variance
                                                                due to                           due to
                                                           _______________                  _______________
                                                Variance   Volume     Rate       Variance   Volume     Rate
                                                ________   ______     ____       ________   ______     ____
                                                       (in thousands)                   (in thousands)
Interest Income:
  Interest-bearing deposits with banks           $    (3)      (9)        6       $    58        59       (1)
  Federal funds sold and securities
    purchased under agreements to resell          (1,310)  (1,184)     (126)          (83)      (23)     (60)
  Trading account securities                           -        -         -            (1)        1       (2)
  Investment securities available for sale:
    Taxable investments:
      United States Treasury securities             (168)     228      (396)         (429)     (265)    (164)
      Securities of United States government
        Agencies                                   3,157    3,413      (256)        1,400     1,578     (178)
      Mortgage-backed and related securities      (2,579)  (2,382)     (197)          710     1,147     (437)
      Other investments                              945      983       (38)          120       163      (43)
    Tax-exempt investments:
      Obligations of states and political
        subdivisions (2)                           1,674    1,969      (295)        1,347     1,713     (366)
  Investment securities held to maturity:
    Taxable investments:
      Securities of United States government
        Agencies                                     (89)     (44)       (45)         (396)     (412)      16
      Mortgage-backed and related securities         (65)     (50)       (15)          (51)      (54)       3
      Other investments                              (21)     (24)         3           (88)      (96)       8
    Tax-exempt investments:
      Obligations of states and political
        subdivisions (2)                          (1,233)  (1,344)       111          (154)     (208)      54
  Loans held for sale                              1,287    1,351        (64)        1,879     1,950      (71)
  Loans (1,2)                                      3,443    8,390     (4,947)        1,799     2,550     (751)
                                                  ______   ______     ______         _____     _____   ______
                                                   5,038   11,297     (6,259)        6,111     8,103   (1,992)
Interest Expense:
  Interest-bearing deposits:
    Demand                                           681      600         81           468       274      194
    Savings                                        1,860    1,673        187         1,526     1,003      523
    Time                                          (1,982)    (499)    (1,483)         (532)     (616)      84
  Federal funds purchased and securities
    sold under agreements to repurchase            1,539    1,499         40         1,679     1,670        9
  Other short-term borrowings                      2,646    2,856       (210)          574       695     (121)
  Long-term borrowings                            (1,002)  (1,046)        44           818       996     (178)
                                                  ______   ______     ______         _____     _____   ______
                                                   3,742    5,083     (1,341)        4,533     4,022      511
                                                  ______   ______     ______         _____     _____   ______

Net interest income                              $ 1,296    6,214     (4,918)     $  1,578     4,081   (2,503)

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

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential, Continued

Interest Rate Sensitivity Analysis

          The following schedule shows the matching of interest sensitive assets to interest sensitive liabilities by various maturity or repricing periods as of December 31, 1999. As the schedule shows, the Company is liability sensitive within the one-year time frame. Included in the three months or less sensitivity category are all interest-bearing demand and savings accounts. Although these deposits are contractually subject to immediate repricing, management believes a large portion of these accounts are not synchronized with overall market rate movements.





                                                   3 Months     Over 3     Over 6    Total    Over 1
                                                      or      through 6  through 12  within  through 5   Over
                                                     Less       Months     Months    1 Year    Years    5 Years    Total
                                                     ----       ------     ------    ------    -----    -------    -----
                                                                                 (dollars in thousands)
Interest-earning assets:
  Interest-bearing deposits with banks            $    2,362         -          -     2,362         -         -      2,362
Investment securities:
  Available for sale:
    Taxable investments (3)                           32,651    17,427     41,593    91,671   272,265    36,802    400,738
    Tax-exempt investments                             5,792    14,445     11,713    31,950    61,601    61,902    155,453
  Held to maturity:
    Taxable investments                                    -       130          8       138       163       696        997
    Tax-exempt investments                               648     3,059      3,185     6,892     9,975     7,338     24,205
                                                   _________   _______    _______ _________   _______   _______  _________
      Total investment securities                     39,091    35,061     56,499   130,651   344,004   106,738    581,393
  Loans held for sale                                 26,201         -          -    26,201         -         -     26,201
  Loans (1)(3)                                       402,252    17,785     44,150   464,187   535,294   189,247  1,188,728
                                                   _________   _______    _______ _________   _______   _______  _________
Total interest-earning assets                     $  469,906    52,846    100,649   623,401   879,298   295,985  1,798,684
Interest-bearing liabilities:
  Interest-bearing deposits:
    Demand and savings deposits (2)               $  786,094         -          -   786,094         -         -    786,094
    Time deposits                                    125,387    88,303    150,639   364,329   189,524       803    554,656
  Federal funds purchased and securities
    sold under agreements to repurchase              166,806         -          -   166,806         -         -    166,806
  Other short-term borrowings                         71,924    20,500     18,000   110,424         -         -    110,424
  Long-term borrowings                                     -         -        793       793    23,978     2,933     27,704
                                                   _________   _______    _______ _________   _______   _______  _________
Total interest-bearing liabilities                $1,150,211   108,803    169,432 1,428,446   213,502     3,736  1,645,684
                                                   _________   _______    _______ _________   _______   _______  _________
Interest sensitivity GAP                          $ (680,305)  (55,957)   (68,783) (805,045)  665,796   292,249    153,000
                                                   _________   _______    _______ _________   _______   _______  _________
Interest sensitivity GAP ratio                         .41:1     .49:1      .59:1     .44:1    4.12:1   79.23:1     1.09:1
                                                   _________   _______    _______ _________   _______   _______  _________
Cumulative interest sensitivity GAP               $ (680,305) (736,262)  (805,045) (805,045) (139,249)  153,000    153,000
                                                   _________   _______    _______ _________   _______   _______  _________
Cumulative interest sensitivity GAP ratio              .41:1     .42:1      .44:1     .44:1     .92:1    1.09:1     1.09:1

(1)  Nonaccrual loans have been excluded from the interest rate sensitivity analysis.
(2)  Interest-bearing demand and savings deposits are included in the 3 months or less sensitivity category.
(3)  Assumed repayments on mortgage-related loans and investments are based upon projected prepayment speeds which are determined by considering Wall Street estimates.

II.  Investment Portfolio

          The carrying value of investment securities at December 31 for each of the past three years follows:

                                                   1999      1998      1997
                                                   ____      ____      ____
                                                        (in thousands)

Investment securities available for sale
 (fair value):
  Taxable investments:
    United States Treasury securities             $ 32,412   43,292   38,790
    Securities of United States government
      agencies                                     152,214  140,417   86,660
    Mortgage-backed and related securities         184,245  233,055  230,933
    Other investments                               31,867   26,984   20,957
  Tax-exempt investments:
    Obligations of states and political
      Subdivisions                                 155,453  161,436  109,314
                                                   _______  _______  _______
                                                   556,191  605,184  486,654
Investment securities held to maturity
  (amortized cost):
  Taxable investments:
    Securities of United States government
      agencies                                           -        -    5,025
    Mortgage-backed and related securities             662    1,529    2,363
    Other investments                                  335      450    1,518
  Tax-exempt investments:
    Obligations of states and political
      Subdivisions                                  24,205   41,048   60,173
                                                   _______  _______  _______
                                                    25,202   43,027   69,079
                                                   _______  _______  _______
          Total investment securities             $581,393  648,211  555,733

II.  Investment Portfolio

          The following table shows the maturity distribution and weighted average yields of investment securities at December 31, 1999:




                                                      After One            After Five
                                    Within           but through          but through            After
                                   One Year           Five Years           Ten Years           Ten Years

                               _______________     _______________      _______________     _______________
                               Amount    Yield     Amount    Yield      Amount    Yield     Amount    Yield
                               ______    _____     ______    _____      ______    _____     ______    _____
                                                              (dollars in thousands)
Investment securities
  available for sale:

 Taxable investments:
  United States Treasury
    Securities               $ 19,972    4.34%   $ 12,440    5.41%  $      -         -%  $     -         -%
    Securities of United
      States government
      agencies                  5,001    5.89     128,968    5.62     18,245      6.21         -         -
    Mortgage-backed and
      related securities       50,681    6.11     111,992    6.29     21,572      6.80         -         -
    Other investments          10,473    6.25      21,394    5.67          -         -         -         -
 Tax-exempt investments:
  Obligations of states and
    political subdivisions     31,950    6.38      61,601    6.25     46,161      6.71    15,741      7.41
                              _______    ____     _______    ____     ______      ____    ______      ____
                              118,077    5.89     336,395    5.95     85,978      6.63    15,741      7.41
                              _______    ____     _______    ____     ______      ____    ______      ____

Investment securities held
  to maturity:

 Taxable investments:
   Mortgage-backed and
     related securities            98    6.36         333    6.36        231      6.36         -         -
   Other investments              138    6.43         163    7.39         15      8.25        19      7.38
 Tax-exempt investments:
   Obligations of states and
     political subdivisions     6,892    6.62       9,975    7.09      6,293      8.15     1,045      8.38
                              _______    ____     _______    ____     ______      ____    ______      ____
                                7,128    6.62      10,471    7.08      6,539      8.09     1,064      8.36
                              _______    ____     _______    ____     ______      ____    ______      ____
Total investment securities  $125,205    5.93%   $346,866    5.99%   $92,517      6.73%  $16,805      7.47%

NOTE:  The weighted average yields are calculated on the basis of the cost and effective yields for each scheduled maturity group.  The maturities of mortgage-backed securities have been included in the period of anticipated payment considering estimated prepayment rates.  The "weighted average yields for tax-exempt obligations have been adjusted to a fully-taxable basis, assuming a 35 percent federal income tax rate and are adjusted to reflect the effect of the nondeductible interest expense of owning tax-exempt investments.

       As of December 31, 1999, the Company did not have securities from a single issuer, other than the
       United States Government or its agencies, which exceeded 10 percent of consolidated common stockholders'
       equity.

       Maturities of all investment securities are managed to meet the Company's normal liquidity needs.
       Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's asset/liability position.


III. Loan Portfolio

          The following table shows the amount of loans outstanding by type as of December 31 for each of the past five years:



                                                                          December 31
                                                      ____________________________________________________
                                                          1999       1998       1997       1996       1995
                                                          ____       ____       ____       ____       ____
                                                                         (in thousands)
1. Real estate loans:
   a.  Commercial construction and land development $   86,725     54,941     30,007     42,693     38,123

   b.  Secured by 1-4 family residential property,
       including home equity loans                     356,548    302,731    342,134    338,010    319,430

   c.  Other                                           163,202    151,995    161,989    150,395    163,739

2. Loans to financial institutions                           -          -          -          -          -

3. Loans to farmers                                     75,624     84,554     79,036     69,660     68,543

4. Commercial and industrial loans                     193,690    179,414    160,428    132,395    119,368

5. Loans to individuals for personal expenditures      306,689    251,636    217,405    207,197    199,489

6. All other loans                                      13,509      8,284      2,190      1,594      1,501

                                                    $1,195,987  1,033,555    993,189    941,944    910,193


          The following table shows the maturity distribution of loans as of December 31, 1999 (excluding real estate loans secured by 1-4 family residential property and loans to individuals for personal expenditures):





                                                              After One
                                                                Year
                                                     Within    through    After Five
                                                    One Year  Five Years     Years    Total
                                                    ________  __________     _____    _____
                                                                  (in thousands)
1. Real estate loans:
   a. Commercial construction and land development  $ 85,517       264         944    86,725

   b. Other                                           16,821    81,456      64,925   163,202

2. Loans to financial institutions                         -         -           -         -

3. Loans to farmers                                   53,554    20,155       1,915    75,624

4. Commercial and industrial loans                   134,137    43,959      15,594   193,690

5. All other loans                                     4,967     5,268       3,274    13,509

                                                    $294,996   151,102      86,652   532,750


The above loans due after one year which have predetermined and floating interest rates follow:

     Predetermined interest rates                   $ 92,776

     Floating interest rates                        $144,978


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

                           1999      1998      1997      1996      1995
                           ____      ____      ____      ____      ____
                                          (in thousands)
Nonaccrual                $ 7,259    8,099     3,227     2,663     2,639

Restructured                  399      289       513       568       178

Past due 90 days or more    1,794    2,901     2,972     2,936     2,802

     Nonperforming loans  $ 9,452   11,289     6,712     6,167     5,619

     Interest income recorded during 1999 on nonaccrual and restructured loans amounted to $212,000. The amount of interest income which would have been recorded during 1999, if nonaccrual and restructured loans had been current in accordance with the original terms, was $973,000.

     The amounts scheduled above include the entire balance of any particular loan. Much of the scheduled amount is adequately collateralized, and thus does not represent future anticipated charge-offs. The loans scheduled above from 1997 through 1999 contain one sizable loan of $2.9 million, which represents a concentration. A partial charge-off of $500,000 was taken on this loan in 1999, to reduce the loan balance to estimated collateral value. Resolution is expected in the year 2000."
The other loans scheduled above are not concentrated in a specific industry or geographic area, other than the fact they are all located within the state of Iowa. Overdrafts are loans for which interest does not normally accrue. Since overdrafts are generally low volume, they were not included in the above schedule, unless there was serious doubt concerning collection.

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

     In addition to the loans scheduled above, management has identified other loans which, due to a change in economic circumstances or a deterioration in the financial position of the borrower, present some concern as to the ability of the borrower to comply with present repayment terms. Additionally, management considers the identification of loans classified for regulatory or internal purposes as loss, doubtful, substandard or special mention. This concern may eventually result in certain of these loans being classified in one of the above-scheduled categories. At December 31, 1999, these loans amounted to less than $1 million.

     As of December 31, 1999, management is unaware of any other material interest-earning assets which have been placed on a nonaccrual basis, have been restructured, or are 90 days or more past due. The amount of other real estate owned, which has been received in lieu of loan repayment, amounted to $1,186,000 and $389,000 at December 31, 1999, and 1998,
respectively.
     20

IV.  Summary of Loan Loss Experience

          The following is an analysis of the allowance for loan losses for years ended December 31 for each of the past five years:



                                                            1999      1998      1997      1996      1995
                                                            ____      ____      ____      ____      ____
                                                                        (dollars in thousands)
Total loans at the end of the year                      $1,195,987   1,033,555  993,189   941,944   910,193
                                                         _________   _________  _______   _______   _______

Average loans outstanding                               $1,098,732     999,232  970,115   919,578   945,724
                                                         _________   _________  _______   _______   _______

Allowance for loan losses - beginning of the year       $   14,172      12,732   11,328    11,070    10,913
                                                         _________   _________  _______   _______   _______
Amount of charge-offs during year:

  Real estate loans                                          1,561         478      299       479        41

  Loans to financial institutions                                -           -        -         -         -

  Loans to farmers                                             988         261      196       365        36

  Commercial and industrial loans                              518         592      890       594       340

  Loans to individuals for personal expenditures             3,270       2,997    2,844     2,623     2,960

  All other loans                                               67          79        -         -         -
                                                         _________   _________  _______   _______   _______
    Total charge-offs                                        6,404       4,407    4,229     4,061     3,377
                                                         _________   _________  _______   _______   _______
Amount of recoveries during year:

  Real estate loans                                            265         133      217        68        66

  Loans to financial institutions                                -           -        -         -         -

  Loans to farmers                                             269          37      109       138        50

  Commercial and industrial loans                              488         268      184        95       400

  Loans to individuals for personal expenditures             1,347       1,198    1,223     1,118     1,153

  All other loans                                               26          11        -         -         -
                                                         _________   _________  _______   _______   _______
    Total recoveries                                         2,395       1,647    1,733     1,419     1,669
                                                         _________   _________  _______   _______   _______
Net loans charged-off during year                            4,009       2,760    2,496     2,642     1,708
                                                         _________   _________  _______   _______   _______
Additions to allowance charged to operating expense          4,250       4,200    3,900     2,900     1,865
                                                         _________   _________  _______   _______   _______
Allowance for loan losses - end of the year             $   14,413      14,172   12,732    11,328    11,070
                                                         _________   _________  _______   _______   _______
Ratio of allowance to loans outstanding at
  end of year                                                 1.21        1.37     1.28      1.20      1.22
                                                         _________   _________  _______   _______   _______
Ratio of net charge-offs to average loans
  Outstanding                                                  .36         .28      .26       .29       .18
                                                         _________   _________  _______   _______   _______

NOTE:  The provision for loan losses charged to operating expenses is based upon management's evaluation of the loan portfolio, past loan loss experience and the level of the allowance for loan losses necessary to support management's evaluation of probable losses in the loan portfolio. Management's evaluation of the allowance for loan losses is based upon several factors including economic conditions, historical loss and collection experience, risk characteristics of the loan portfolio, underlying collateral values, industry risk and credit concentrations.

          In the following summary, the Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses within each category of loans. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans follows:




                                                                        December 31
___________________________________________________________________________________________________________________________
                                        1999              1998              1997              1996             1995

                                 Allowance Percent Allowance Percent Allowance Percent Allowance Percent Allowance Percent
                                    for   of Loans   for    of Loans   for    of Loans   for    of Loans   for    of Loans
                                   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total   Loan   to Total
                                  Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans   Losses    Loans
                                   ______    _____   ______    _____   ______    _____   ______    _____     _____   _____
                                                                      (dollars in thousands)
Real estate loans                  $ 2,800    50.7%  $ 3,000    49.3%  $ 2,400    53.8%  $ 2,200   56.4%  $ 2,400    57.3%
Loans to financial institutions          -       -         -       -         -       -         -      -         -       -
Loans to farmers                     1,900     6.3     1,600     8.2     1,200     8.0     1,000    7.4     1,300     7.5
Commercial and industrial loans      4,200    16.2     4,100    17.4     3,800    16.1     3,200   14.0     2,900    13.1
Loans to individuals for personal
  Expenditures                       5,513    25.7     5,472    24.3     5,332    21.9     4,928   22.0     4,470    21.9
All other loans                          -     1.1         -      .8         -      .2         -     .2         -      .2
                                    ______________    ______________    ______________    _____________    ______________
                                   $14,413   100.0%  $14,172   100.0%  $12,732   100.0%  $11,328  100.0%  $11,070   100.0%
                                    ______________    ______________    ______________    _____________    ______________

V.   Deposits

          A classification of the Company's average deposits and average rates paid for the three years ended December 31 follow:

                                    1999             1998             1997
                                ____________     ____________     ____________
                                Amount  Rate     Amount  Rate     Amount  Rate
                                ______  ____     ______  ____     ______  ____
                                             (dollars in thousands)
Noninterest-bearing
  deposits                 $  192,211    -% $  164,403    -% $  139,480    -%
Interest-bearing
  deposits:
  Demand                      109,535 3.18      90,589 3.09      81,430 2.86
  Savings                     641,308 3.01     585,598 2.98     551,509 2.88
  Time                        546,868 5.22     556,056 5.49     567,258 5.48
                            ______________   ______________   ______________
                           $1,489,922       $1,396,646        $1,339,677
                            ______________   ______________   ______________

     The following sets forth the maturity distribution of all time deposits of $100,000 or more as of December 31, 1999:

     Maturity Remaining                              Amount
                                                  (in thousands)

     Less than 3 months                              $ 17,886
     Over 3 through 6 months                           14,190
     Over 6 through 12 months                          31,150
     Over 12 months                                    15,892
                                                      _______

                                                     $ 79,118

VI.	Return on Equity and Assets

     Various operating and equity ratios for the three years ended December 31 are presented below:

                                              1999          1998         1997
Return on average total assets:
  (Net income before deduction of
   minority interest)                         .89%          1.18%        1.14%

Return on average equity:
  (Including unrealized gains (losses)
   on securities available for sale)        12.35          15.37        14.47

Return on average equity:
  (Excluding unrealized gains (losses)
   on securities available for sale)        12.31          15.77        14.68

Common dividend payout ratio                43.25          33.02        27.11

Average equity to average assets             6.90            7.4         7.55

Equity to assets ratio                       6.91           6.81         7.36

Tier 1 leverage capital ratio                6.80           7.17         7.63

     23

VII. Short-Term Borrowings

          Information relative to federal funds purchased and securities sold under agreements to repurchase follows:

                                               1999       1998       1997
                                               ____        ____        ____
                                                  (dollars in thousands)
Amount outstanding at December 31            $166,806     155,847      92,633
Weighted average interest rate at
  December 31                                    4.58%       4.24        4.48
Maximum amount outstanding at any
  month-end                                  $211,978     155,847      92,633
Average amount outstanding during
  the year                                   $150,387     116,388      78,234
Weighted average interest rate during
  the year                                       4.41%       4.38        4.36


          Information relative to other short-term borrowings, which consist primarily of Federal Home Loan Bank advances, follows:

                                               1999       1998        1997
                                               ____       ____        ____
                                                  (dollars in thousands)
Amount outstanding at December 31             $110,424    87,050     73,700
Weighted average interest rate at
  December 31                                     5.04%     5.38       6.02
Maximum amount outstanding at any
  month-end                                   $157,352    87,050     73,700
Average amount outstanding during
  the year                                    $117,377    65,205     53,223
Weighted average interest rate during
  the year                                        5.46%     5.76       5.98

     24

Item 2.   Properties.

     The affiliated banks and subsidiaries have 44 service locations with approximately 344,000 square feet, all located in Iowa. Of these locations, 30 were owned by the Company -- approximately 267,000 square feet; three were owned buildings on leased land -- approximately 30,000 square feet and 11 were operated under lease contracts with unaffiliated parties -- approximately 47,000 square feet.

     The Company has entered into agreements for construction of a new operations and sales support facility in Clive, Iowa. The estimated total cost of the land and building is $12.5 million. Groundbreaking occurred in October 1999, construction has begun and completion is expected in the fourth quarter of 2000. The new building will replace space that the Company currently leases, and will include room for future growth.

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

     There were approximately 2,271 holders of record of the Parent Company's $2.50 common stock as of March 6, 2000. The closing price of the Parent Company's common stock was $8.94 on March 6, 2000.

     The Parent Company increased dividends to common shareholders in 1999 to $.346 per share, a 9.2 percent increase over $.317 for 1998. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In January 2000, the Board of Directors declared a dividend of $.087 per common share. There are currently no restrictions on the Parent Company's present or future ability to pay dividends.


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


PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1999, is incorporated herein by reference. See also Item 1(E) of this Form 10-K captioned "Executive Officers and Policymakers of the Registrant."

Item 11.   Executive Compensation.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ended December 31, 1999, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

     The definitive proxy statement of Brenton Banks, Inc., which will be filed not later than 120 days following the close of the Company's fiscal year ending December 31, 1999, is incorporated herein by reference

Item 13.   Certain Relationships and Related Transactions.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     The following exhibits and financial statement schedules are filed as part of this report:

(a)               1. Financial Statements: See the financial statements on
                     pages 13 through 33 of the Company's Appendix to the Proxy Statement, filed as Exhibit 13 hereto, which are incorporated herein by reference.

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

                     Exhibit 10.2

                     1996 Stock Option Plan, Administrative Rules and Agreement under which officers of the Company are eligible to receive options to purchase an aggregate of 1,607,100 shares (restated for the 2-for-1 stock split effective February 1998 and the 10 percent common stock dividends effective in 1999, 1998, 1997 and 1996) of the Company's $2.50 par value common stock. This 1996 Stock Option Plan, Administrative Rules and Agreement are incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1996.

                     Exhibit 10.3

                     Form of the 1999 Stock Option Agreement, under which certain officers of the Company are eligible to receive options pursuant to the 1996 Stock Option Plan.

                     Exhibit 10.4

                     Directors' Incentive Plan. This Directors' Incentive Plan is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1995.

                     Exhibit 10.5

                     Employment Agreement, dated July 6, 1989, between William
                     H. Brenton and Brenton Banks, Inc.
     27

                     Exhibit 10.6

                     Non-Qualified Stock Option Plan, Administrative Rules and Agreement under which officers of the Company were eligible to receive options to purchase an aggregate of 878,460 shares (restated for the 2-for-1 stock split effective February 1998 and the 10 percent common stock dividends effective in 1999, 1998, 1997 and 1996) of the Company's $2.50 par value common stock. This Non-Qualified Stock Option Plan, Administrative Rules and Agreement are incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1997.

                     Exhibit 10.7

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

                     Exhibit 10.9

                     Standard Agreement for Advances, Pledge and Security Agreement between Brenton Bank and the Federal Home Loan Bank of Des Moines. This Standard Agreement for Advances, Pledge and Security Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

                     Exhibit 10.10

                     Short-term note with American National Bank & Trust Company of Chicago as of April 30, 1999, setting forth the terms of the Parent Company's $5,000,000 short-term debt agreement.

                     Exhibit 10.11

                     Data Processing Agreement dated December 1, 1991, by and between ALLTEL Information Services, Inc., (formerly Systematics, Inc.) and Brenton Bank (formerly Brenton Information Systems, Inc.). This Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.
     28

                     Exhibit 10.12

                     Correspondent Services Agreement dated November 13, 1996, between Brenton Bank and the Federal Home Loan Bank of Des Moines. This Correspondent Services Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                     Exhibit 10.13

                     Adoption Agreement #003 -- Nonstandardized Code Section 401(k) Profit Sharing Plan, effective January 1, 1999.

                     Exhibit 10.14

                     Indenture Agreement with respect to Capital Notes dated April 12, 1993. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

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

                     Exhibit 10.20

                     Indenture Agreement with respect to Capital Notes dated April 10, 1996. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.
     29

                     Exhibit 10.21

                     Indenture Agreement with respect to Capital Notes dated April 23, 1997. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1997.

                     Exhibit 10.22

                     Indenture Agreement with respect to Capital Notes dated April 16, 1998. This Indenture Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

                     Exhibit 10.23

                     Indenture Agreement with respect to Capital Notes dated April 19, 1999.

                     Exhibit 10.24

                     Split-Dollar Insurance Agreement between the Company, William H. Brenton Crummy Trust and William H. Brenton Crummy Trust II, dated November 23, 1994.

                     Exhibit 10.25

                     Split-Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of C. Robert Brenton, dated August 12, 1994.

                     Exhibit 10.26

                     Split-Dollar Insurance Agreement between the Company and Brenton Life Insurance Trust for the benefit of Junius C. Brenton, dated January 12, 1997. This Split-Dollar Insurance Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1996.

                     Exhibit 10.27

                     Agreement between Robert L. DeMeulenaere and the Company regarding the change in control arrangement, dated December 31, 1994.

                     Exhibit 10.28

                     Twelfth Amendment to Data Processing Agreement dated July 1, 1995, by and between ALLTEL Information Services, Inc. (formerly Systematics, Inc. and Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation). This Twelfth Amendment to Data Processing Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1995.
     30

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

                     Exhibit 10.30

                     Fourteenth Amendment to Data Processing Agreement dated January 1, 1998, by and between ALLTEL Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation). This Fourteenth Amendment to Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

                     Exhibit 10.31

                     Fifteenth Amendment to Data Processing Agreement dated January 1, 1998, by and between ALLTEL Information Services, Inc. (formerly Systematics Financial Services, Inc.) and Brenton Bank (formerly Brenton Bank Services Corporation). This Fifteenth Amendment to Data Processing Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

                     Exhibit 10.32

                     Purchase Agreement dated December 31, 1998, by and between West Lakes Development Company and Brenton Bank. This Purchase Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended
                     December 31, 1998.

                     Exhibit 10.33

                     Purchase Agreement dated December 31, 1998, by and between West End Diner, Inc. and Brenton Bank. This Purchase Agreement is incorporated by reference from Form 10-K of Brenton Banks, Inc. for the year ended December 31, 1998.

                     Exhibit 10.34

                     Agreement between The Weitz Company, Inc. and Brenton Bank dated June 15, 1999. This Agreement is incorporated by reference from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1999.

                     Exhibit 10.35

                     Agreement between Savage-Ver Ploeg & Associates, Inc. and Brenton Bank dated March 19, 1999. This Agreement is incorporated from Form 10-Q of Brenton Banks, Inc. for the quarter ended September 30, 1999.

                     Exhibit 11

                     Statement of computation of earnings per share.
     31

                     Exhibit 12

                     Statement of computation of ratios.

                     Exhibit 13

                     The Appendix to the Proxy Statement for Brenton Banks, Inc. for the 1999 calendar year.

                     Exhibit 21

                     Subsidiaries.

                     Exhibit 23

                     Consent of KPMG LLP to the incorporation of their report dated January 28, 2000, relating to certain consolidated financial statements of Brenton Banks, Inc. into the Registration Statement on Form S-8 of Brenton Banks, Inc.

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

          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1999.
      32

SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BRENTON BANKS, INC.




By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE

Date:  March 9, 2000




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By  /s/ Robert L. DeMeulenaere
President and Director
ROBERT L. DEMEULENAERE
Principal Executive Officer

Date:  March 9, 2000




By  /s/ Steven T. Schuler
Chief Financial Officer/Treasurer/Secretary
STEVEN T. SCHULER
Chief Financial Officer
Chief Accounting Officer

Date:  March 9, 2000
     33

BOARD OF DIRECTORS


By:  /s/ C. Robert Brenton
C. ROBERT BRENTON
Chairman of the Board

Date:  March 9, 2000


By  /s/ William H. Brenton
WILLIAM H. BRENTON

Date:  March 9, 2000


By  /s/ Junius C. Brenton
JUNIUS C. BRENTON

Date:  March 9, 2000


By:  /s/ Robert C. Carr
ROBERT C. CARR

Date:  March 9, 2000


By  /s/ Gary M. Christensen
GARY M. CHRISTENSEN

Date:  March 9, 2000


By  /s/ Robert J. Currey
ROBERT J. CURREY

Date:  March 9, 2000
     34

EXHIBIT INDEX

Exhibits                                                               Page

          Exhibit 3

          The Articles of Incorporation, as amended, and Bylaws,
          as amended, of Brenton Banks, Inc.  These Articles of
          Incorporation, as amended, and Bylaws are incorporated
          by reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1997.  ........................   41

          Exhibit 10.1

          Summary of the Company's Bonus Plans under which some
          of the executive officers of the Company and certain
          other personnel of the subsidiaries are eligible to
          receive a bonus each year.  ...............................   42

          Exhibit 10.2

          1996 Stock Option Plan, Administrative Rules and
          Agreement under which officers of the Company are
          eligible to receive options to purchase an aggregate
          of 1,607,100 shares (restated for the 2-for-1 stock
          split effective February 1998 and the 10 percent
          common stock dividends effective in 1999, 1998, 1997
          and 1996) of the Company's $2.50 par value common
          stock.  This 1996 Stock Option Plan, Administrative
          Rules and Agreement are incorporated by reference from
          Form 10-Q of Brenton Banks, Inc. for the quarter ended
          September 30, 1996.  ......................................   44

          Exhibit 10.3

          Form of the 1999 Stock Option Agreement, under which
          certain officers of the Company are eligible to receive
          options pursuant to the 1996 Stock Option Plan.  ...........  45

          Exhibit 10.4

          Directors' Incentive Plan.  This Directors' Incentive
          Plan is incorporated by reference from Form 10-Q of
          Brenton Banks, Inc. for the quarter ended September 30,
          1995.  ....................................................   49

          Exhibit 10.5

          Employment Agreement, dated July 6, 1989, between
          William H. Brenton and Brenton Banks, Inc.  ...............   50

          Exhibit 10.6

          Non-Qualified Stock Option Plan, Administrative
          Rules and Agreement under which officers of the
          Company were eligible to receive options to purchase
          an aggregate of 878,460 shares (restated for the
          2-for-1 stock split effective February 1998 and the
          10 percent common stock dividends effective in 1999,
          1998, 1997 and 1996) of the Company's $2.50 par value
          common stock.  This Non-Qualified Stock Option Plan,
          Administrative Rules and Agreement are incorporated
          by reference from Form 10-K of Brenton Banks, Inc.
          for the year ended December 31, 1997.  ....................   57
     35

          Exhibit 10.7

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1994, under which
          certain of the Company's senior officers and bank
          presidents were eligible to receive shares of
          Brenton Banks, Inc. stock based upon their service
          to the Company and Company performance.  ..................   58

          Exhibit 10.8

          Long-Term Stock Compensation Plan, Agreements and
          related documents, effective for 1995, under which
          certain of the Company's senior officers and bank
          presidents were eligible to receive shares of Brenton
          Banks, Inc. stock based upon their service to the
          Company and Company performance.  This Long-Term
          Stock Compensation Plan, Agreements and related
          Documents are incorporated by reference from Form
          10-K of Brenton Banks, Inc. for the year ended
          December 31, 1995.  .......................................   72

          Exhibit 10.9

          Standard Agreement for Advances, Pledge and
          Security Agreement between Brenton Bank and the
          Federal Home Loan Bank of Des Moines.  This Standard
          Agreement for Advances, Pledge and Security Agreement
          is incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1998.  ........   73

          Exhibit 10.10

          Short-term note with American National Bank & Trust
          Company of Chicago as of April 30, 1999, setting
          forth the terms of the Parent Company's $5,000,000
          short-term debt agreement.  ...............................   74

          Exhibit 10.11

          Data Processing Agreement dated December 1, 1991,
          by and between ALLTEL Information Services, Inc.,
          (formerly Systematics, Inc.) and Brenton Bank
          (formerly Brenton Information Systems, Inc.).
          This Data Processing Agreement is incorporated
          by reference from Form 10-K of Brenton Banks,
          Inc. for the year ended December 31, 1996.  ...............   78

          Exhibit 10.12

          Correspondent Services Agreement dated November
          13, 1996, between Brenton Bank and the Federal
          Home Loan Bank of Des Moines.  This Correspondent
          Services Agreement is incorporated by reference from
          Form 10-K of Brenton Banks, Inc. for the year ended
          December 31, 1996.  .......................................   79

          Exhibit 10.13

          Adoption Agreement #003 -- Nonstandardized Code
          Section 401(k) Profit Sharing Plan, effective
          January 1, 1999.  .........................................   80
     36

          Exhibit 10.14

          Indenture Agreement with respect to Capital Notes
          dated April 12, 1993.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1998.  ........  129

          Exhibit 10.15

          Indenture Agreement with respect to Capital Notes
          dated April 14, 1992.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1997.  ........  130

          Exhibit 10.16

          Indenture Agreement with respect to Capital Notes
          dated March 27, 1991.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  ........  131

          Exhibit 10.17

          Indenture Agreement with respect to Capital Notes
          dated August 5, 1991.  This Indenture Agreement
          is incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  ........  132

          Exhibit 10.18

          Indenture Agreement with respect to Capital Notes
          dated April 8, 1994.  .....................................  133

          Exhibit 10.19

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1995.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1995.  ........  148

          Exhibit 10.20

          Indenture Agreement with respect to Capital Notes
          dated April 10, 1996.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1996.  ........  149

          Exhibit 10.21

          Indenture Agreement with respect to Capital Notes
          dated April 23, 1997.  This Indenture Agreement is
          incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1997.  ........  150

          Exhibit 10.22

          Indenture Agreement with respect to Capital Notes
          dated April 16, 1998.  This Indenture Agreement
          is incorporated by reference from Form 10-K of Brenton
          Banks, Inc. for the year ended December 31, 1998.  ........  151
     37

          Exhibit 10.23

          Indenture Agreement with respect to Capital Notes
          dated April 19, 1999.  ....................................  152

          Exhibit 10.24

          Split-Dollar Insurance Agreement between the Company,
          William H. Brenton Crummy Trust and William H. Brenton
          Crummy Trust II, dated November 23, 1994.  ................  171

          Exhibit 10.25

          Split-Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          C. Robert Brenton, dated August 12, 1994.  ................  213

          Exhibit 10.26

          Split-Dollar Insurance Agreement between the Company
          and Brenton Life Insurance Trust for the benefit of
          Junius C. Brenton, dated January 12, 1997.  This
          Split-Dollar Insurance Agreement is incorporated by
          reference from Form 10-K of Brenton Banks, Inc. for
          the year ended December 31, 1996.  ........................  223

          Exhibit 10.27

          Agreement between Robert L. DeMeulenaere and the
          Company regarding the change in control arrangement,
          dated December 31, 1994.  .................................  224

          Exhibit 10.28

          Twelfth Amendment to Data Processing Agreement
          dated July 1, 1995, by and between ALLTEL Information
          Services, Inc. (formerly Systematics, Inc. and
          Systematics Financial Services, Inc.) and Brenton
          Bank (formerly Brenton Bank Services Corporation).
          This Twelfth Amendment to Data Processing Agreement
          is incorporated by reference from Form 10-Q of Brenton
          Banks, Inc. for the quarter ended September 30, 1995.  ....  228

          Exhibit 10.29

          Thirteenth Amendment to Data Processing Agreement
          dated December 1, 1995, by and between ALLTEL
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank
          (formerly Brenton Bank Services Corporation).
          This Thirteenth Amendment to Data Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc. for the year ended
          December 31, 1995.  .......................................  229

          Exhibit 10.30

          Fourteenth Amendment to Data Processing Agreement
          dated January 1, 1998, by and between ALLTEL
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank
         (formerly Brenton Bank Services Corporation).
          This Fourteenth Amendment to Data Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc. for the year ended
          December 31, 1998.  .......................................  230
     38

          Exhibit 10.31

          Fifteenth Amendment to Data Processing Agreement
          dated January 1, 1998, by and between ALLTEL
          Information Services, Inc. (formerly Systematics
          Financial Services, Inc.) and Brenton Bank
          (formerly Brenton Bank Services Corporation).
          This Fifteenth Amendment to Data Processing
          Agreement is incorporated by reference from Form
          10-K of Brenton Banks, Inc. for the year ended
          December 31, 1998.  .......................................  231

          Exhibit 10.32

          Purchase Agreement dated December 31, 1998, by
          and between West Lakes Development Company and
          Brenton Bank.  This Purchase Agreement is
          incorporated by reference from Form 10-K of
          Brenton Banks, Inc. for the year ended
          December 31, 1998.  .......................................  232

          Exhibit 10.33

          Purchase Agreement dated December 31, 1998,
          by and between West End Diner, Inc. and
          Brenton Bank.  This Purchase Agreement is
          Incorporated by reference from Form 10-K of
          Brenton Banks, Inc. for the year ended
          December 31, 1998.  .......................................  233

          Exhibit 10.34

          Agreement between The Weitz Company, Inc.
          and Brenton Bank dated June 15, 1999.  This
          Agreement is incorporated by reference from Form
          10-Q of Brenton Banks, Inc. for the quarter
          ended September 30, 1999.  ................................  234

          Exhibit 10.35

          Agreement between Savage-Ver Ploeg & Associates,
          Inc. and Brenton Bank dated March 19, 1999.  This
          Agreement is incorporated from Form 10-Q of Brenton
          Banks, Inc. for the quarter ended September 30,
          1999.  ....................................................  235

          Exhibit 11

          Statement of computation of earnings per share.  ..........  236

          Exhibit 12

          Statement of computation of ratios.  ......................  238

          Exhibit 13

          The Appendix to the Proxy Statement for Brenton
          Banks, Inc. for the 1999 calendar year.  ..................  242

          Exhibit 21

          Subsidiaries.  ............................................  280

          Exhibit 23

          Consent of KPMG LLP to the incorporation of their
          report dated January 28, 2000, relating to certain
          consolidated financial statements of Brenton Banks,
          Inc. into the Registration Statement on Form S-8
          of Brenton Banks, Inc.  ...................................  282
     39

          Exhibit 27

          Financial Data Schedule (filed only with Electronic
          Transmission).  ...........................................  284
     40