Form 10-Q
period 2000-03-31
BRENTON BANKS INC
filed 2000-05-12
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, May 3, 2000.

           20,357,371 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                                March 31,   December 31,
                                                                                    2000           1999
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   78,844,325      85,064,053
Interest-bearing deposits with banks                                           2,626,954       2,361,784
Federal funds sold                                                            22,300,000             ---
Investment securities:
  Available for sale                                                         541,783,285     556,191,355
  Held to maturity (approximate market value of
    $24,659,000 and $25,351,000 at March 31, 2000,
    and December 31, 1999, respectively)                                      24,554,469      25,201,876

Total investment securities                                                  566,337,754     581,393,231

Loans held for sale                                                           15,625,198      26,201,221
Loans                                                                      1,156,025,736   1,195,986,791
  Allowance for loan losses                                                  (14,997,668)    (14,413,104)

Loans, net                                                                 1,141,028,068   1,181,573,687

Premises and equipment                                                        38,582,959      37,978,240
Accrued interest receivable                                                   15,858,727      15,856,895
Other assets                                                                  57,277,037      55,025,590

Total assets                                                              $1,938,481,022   1,985,454,701

Liabilities and Stockholders' Equity:
Deposits:
  Noninterest-bearing                                                     $  197,376,813     189,333,019
  Interest-bearing:
    Demand                                                                   138,771,055     145,131,184
    Savings                                                                  645,921,868     640,963,380
    Time                                                                     577,986,371     554,655,720

Total deposits                                                             1,560,056,107   1,530,083,303

Federal funds purchased and securities sold under agreements
  to repurchase                                                              132,488,747     166,806,442
Other short-term borrowings                                                   64,240,000     110,423,584
Accrued expenses and other liabilities                                        17,054,072      13,896,056
Long-term borrowings                                                          26,744,000      27,704,000

Total liabilities                                                          1,800,582,926   1,848,913,385

Minority interest in consolidated subsidiaries                                 4,637,134       4,607,865
Redeemable preferred stock, $1 par; 500,000 shares
  authorized; issuable in series, none issued                                        ---             ---
Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
    20,357,371 and 20,354,454 shares issued and outstanding at
    March 31, 2000, and December 31, 1999, respectively                       50,893,427      50,886,135
  Capital surplus                                                                 21,148             ---
  Retained earnings                                                           89,496,259      86,682,119
  Accumulated other comprehensive income (loss)--unrealized
    gains (losses) on securities available for sale                           (7,149,872)     (5,634,803)

Total common stockholders' equity                                            133,260,962     131,933,451

Total liabilities and stockholders' equity                                $1,938,481,022   1,985,454,701

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                   Three Months Ended
                                                          March 31,
                                                     2000        1999
                                                     ____        ____
Interest Income
  Interest and fees on loans                     $ 25,129,467  22,342,324
  Interest and dividends on investments:
    Available for sale-taxable                      6,059,257   6,531,217
    Available for sale-tax-exempt                   1,839,870   1,788,474
    Held to maturity-taxable                           17,464      37,935
    Held to maturity-tax-exempt                       302,544     495,804

Total interest and dividends on investments         8,219,135   8,853,430

  Interest on federal funds sold                       71,026      36,593
  Other interest income                                36,579      39,049

Total interest income                              33,456,207  31,271,396

Interest Expense
  Interest on deposits                             13,737,386  12,697,515
  Interest on federal funds purchased
    and securities sold under agreements
    to repurchase                                   1,732,840   1,253,850
  Interest on other short-term borrowings           1,483,293   1,431,039
  Interest on long-term borrowings                    426,399     638,064

Total interest expense                             17,379,918  16,020,468

Net interest income                                16,076,289  15,250,928
Provision for loan losses                           1,050,000   1,050,000

Net interest income after provision for
  loan losses                                      15,026,289  14,200,928

Noninterest Income
  Service charges on deposit accounts               2,479,492   2,108,255
  Investment brokerage commissions                  1,261,398   1,024,816
  Fiduciary income                                    974,226   1,065,918
  Mortgage banking income                             725,553   1,638,097
  Insurance commissions and fees                      268,134     284,513
  Other service charges, collection and exchange
    charges, commissions and fees                   1,233,749   1,261,230
  Net realized gains from securities available
    for sale                                           28,204      62,936
  Other operating income                              557,591     349,212

Total noninterest income                            7,528,347   7,794,977

Noninterest Expense
  Compensation                                      7,026,795   7,244,346
  Employee benefits                                 1,471,497   1,760,661
  Occupancy expense of premises, net                1,731,743   1,482,723
  Furniture and equipment expense                   1,400,630   1,106,652
  Data processing expense                             755,372     690,902
  Marketing                                           305,907     417,395
  Supplies                                            285,900     313,597
  Other operating expense                           3,213,511   2,644,552

Total noninterest expense                          16,191,355  15,660,828

Income before income taxes and minority interest    6,363,281   6,335,077
Income taxes                                        1,590,585   1,589,339

Income before minority interest                     4,772,696   4,745,738
Minority interest                                     184,332     167,508

Net income                                        $ 4,588,364   4,578,230

Per common share:
  Net income-basic                                $      0.23        0.22
  Net income-diluted                                     0.22        0.22
  Cash dividends                                        0.087       0.086

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                        Consolidated Statements of Cash Flow

                                                     (Unaudited)

                                                                For the three months ended March 31,
                                                                     2000                 1999
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $   4,588,364         4,578,230
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                       1,050,000         1,050,000
      Depreciation and amortization                                   1,794,655         1,197,508
      Net realized gains from securities available for sale             (28,204)          (62,936)
      Investment securities amortization and accretion                  327,164           687,217
      Net increase in loans held for sale                            10,576,023        37,220,884
      Net increase in accrued interest receivable and other
        assets                                                       (1,526,146)       (2,631,194)
      Net increase (decrease) in accrued expenses, other
        liabilities and minority interest                             3,254,585        (2,101,995)

Net cash provided by operating activities                            20,036,441        39,937,714

Investing Activities:
  Investment securities available for sale:
    Purchases                                                       (21,874,509)      (50,496,605)
    Maturities                                                       26,514,339        34,100,983
    Sales                                                             6,944,924         9,799,060
  Investment securities held to maturity:
    Purchases                                                               ---          (872,303)
    Maturities                                                          652,959         2,500,289
  Net decrease in loans                                               2,020,019           603,828
  Sale of loans                                                      37,475,600               ---
  Sale of deposits                                                   (3,790,380)              ---
  Purchases of premises and equipment                                (2,286,244)       (2,115,934)
  Proceeds from sales of premises and equipment                         103,962               ---

Net cash provided (used) by investing activities                     45,760,670        (6,480,682)

Financing Activities:
  Net increase (decrease) in noninterest-bearing,
    interest-bearing demand and savings deposits                      8,767,566        (5,839,774)
  Net increase (decrease) in time deposits                           21,737,828        (9,473,495)
  Net decrease in federal funds purchased and
	securities sold under agreements to repurchase                (31,067,695)      (47,573,080)
  Net increase (decrease) in other short-term borrowings            (47,183,584)       15,600,000
  Proceeds of long-term borrowings                                       40,000            15,000
  Repayment of long-term borrowings                                         ---               ---
  Dividends on common stock                                          (1,774,224)       (1,780,224)
  Proceeds from issuance of common stock under
    the employee stock purchase plan                                     28,440           243,573
  Payment for shares reacquired under common stock
    repurchase plan                                                         ---        (1,011,562)

Net cash used by financing activities                               (49,451,669)      (49,819,562)

Net increase (decrease) in cash and cash equivalents                 16,345,442       (16,362,530)
Cash and cash equivalents at the beginning of the year               87,425,837        84,627,337

Cash and cash equivalents at the end of the period                $ 103,771,279        68,264,807

                         Supplemental Cash Flow Information

                                   (Unaudited)
Interest paid during the period                                   $  16,168,000        15,366,685
Income taxes paid during the period                                         ---               ---

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                                For the three months ended March 31,
                                                                    2000                 1999
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  50,886,135        46,880,953
  Issuance of shares of common stock
    under the employee stock purchase plan                                7,292            33,647
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (162,500)

  End of period balance                                              50,893,427        46,752,100

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Issuance of shares of common stock
    under the employee stock purchase plan                               21,148           209,926
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (209,926)

  End of period balance                                                  21,148               ---

Retained Earnings
  Beginning of year balance                                          86,682,119        85,010,569
  Net income                                                          4,588,364         4,578,230
  Dividends on common stock                                          (1,774,224)       (1,780,224)
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (639,136)

  End of period balance                                              89,496,259        87,169,439

Total Stockholders' Equity before Accumulated
  Other Comprehensive Income (Loss)                                 140,410,834       133,921,539

Accumulated Other Comprehensive Income (Loss)
  Beginning of year balance                                          (5,634,803)        3,318,797
  Change in unrealized holding gains (losses)
    on securities available for sale                                 (1,515,069)       (1,486,482)

  End of period balance                                              (7,149,872)        1,832,315

Total Stockholders' Equity                                        $ 133,260,962       135,753,854

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                          Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           2000         1999
                                                         _________    ________
Net Income                                           $ 4,588,364    4,578,230
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $898,465 and $879,571, respectively)           (1,497,442)  (1,447,336)
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expenses of $10,577 and $23,790,
    respectively)                                        (17,627)     (39,146)
                                                      __________   __________
Other comprehensive income (loss), net of tax         (1,515,069)  (1,486,482)
                                                      __________   __________
Comprehensive income                                 $ 3,073,295    3,091,748
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


2.  Additional Footnote Information

In reviewing these financial statements, reference should be made to the notes to consolidated financial statements contained in the Appendix to the Proxy Statement for the year ended December 31, 1999.


3.  Statements of Cash Flows

In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold.


4.  Changes in Accounting Policies

There have been no changes in accounting policy in the first quarter of 2000.


5.  Income Taxes

Federal income tax expense for the three months ended March 31, 2000, and 1999, was computed using the consolidated effective federal income tax rates.

For the first three months of 2000 and 1999, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.


6.  Common Stock Transaction

On May 24, 1999, the Board of Directors declared a 10 percent common stock dividend for stockholders of record on June 1, 1999. The stock dividend certificates were distributed on June 18, 1999. Fractional shares resulting from this stock dividend were paid in cash.

Part 1 -- Item 1
Page 2 of 2


7.  Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2000, and 1999, was 20,356,377 and 20,614,026, respectively.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three months ended March 31, 2000, and 1999, was 20,460,630 and 20,957,822,
respectively.

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

The following table presents a summary of the Company's operating segments for the three months ended March 31, 2000, and 1999 (in thousands):



                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
2000
____________________________

Net interest income              $ 15,910        230          (64)            ---          16,076
Noninterest income from
  nonaffiliates                     5,081      2,419           28             ---           7,528
Noninterest income from
  affiliates                           28        ---        3,030         (3,058)             ---
Income before income taxes
  and minority interest             6,473        172        2,747         (3,029)           6,363

1999
____________________________

Net interest income              $ 14,926        474         (149)           ---           15,251
Noninterest income from
  nonaffiliates                     4,605      3,167           23            ---            7,795
Noninterest income from
  affiliates                           57        ---        4,356         (4,413)             ---
Income before income taxes
  and minority interest             6,103        698        3,889         (4,355)           6,335

Part 1 -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three-month periods ended March 31, 2000, and 1999, capital resources, market risk management, asset/liability management, liquidity management, the impact of recently issued accounting standards and a look towards the future. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, which are included elsewhere in this report.


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


Results of Operations

The three months ended March 31, 2000, compared to the three months ended March 31, 1999.

Net Income

Brenton Banks, Inc. recorded net income of $4,588,364 for the three months ended March 31, 2000. Earnings were 7.9 percent above the prior quarter and were slightly above the net income of $4,578,230 reported for the first three months of last year, which was the highest earnings quarter in 1999. Improvements in net interest income, service charges on deposit accounts and lower compensation related expense were offset by lower mortgage banking revenue and increased operating expenses. Net income was also affected by several one-time income and expense items, including a $254,619 payment to the State of Iowa's sinking fund for Brenton's proportionate share of the uninsured public funds at Hartford-Carlisle Savings Bank. Diluted net income per common share held steady at $.22 per share for the first quarter of both years.

Part 1 -- Item 2
Page 2 of 8

The Company's annualized return on average equity (ROE), including unrealized gains (losses) on securities available for sale, was 13.88 percent for the first three months of 2000, compared to 13.65 percent for the same period last year. The annualized return on average assets (ROA) was .98 percent, which compared to 1.01 percent for the first three months of 1999.


Net Interest Income

Net interest income rose 5.4 percent to $16,076,289, compared to $15,250,928 for the first three months of 1999 due to favorable volume and rate variances. The yield on earning assets increased 32 basis points while the rate paid on interest-bearing liabilities increased 20 basis points. Net interest margin improved 10 basis points from 3.70 percent for the first three months of 1999 to 3.80 percent for the current quarter. Average earning assets increased 1.6 percent, while average interest-bearing liabilities increased 2.7 percent from the first three months of 1999 to the first three months of 2000.


Loan Quality

At March 31, 2000, total loans had grown 12.0 percent to $1.16 billion from $1.03 billion a year earlier, with improvements in all major categories. A $50.6 million (27.4 percent) increase in average indirect consumer loans, a $46.3 million (19.0 percent) increase in average commercial loans and a $44.2 million (18.6 percent) increase in average direct consumer loans led the growth.

Loan quality remained strong with nonperforming loans declining to $8,511,000, or .74 percent of total loans, at March 31, 2000, compared to $10,389,000, or
1.01 percent, at March 31, 1999. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. The allowance for loan losses, which totaled $15.0 million, represented 176.22 percent of nonperforming loans and 1.30 percent of total loans at March 31, 2000. At March 31, 1999, the same ratios were 139.47 percent and 1.40 percent, respectively.

The provision for loan losses totaled $1,050,000 for the three months ended March 31, 2000, and 1999. Annualized year-to-date net charge-offs were .16 percent of average loans for the first three months of 2000, compared with .29 percent for the same period last year and .36 percent for all of 1999.

The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management are carefully balanced with goals for loan growth. Management believes the allowance for loan losses at March 31, 2000, was sufficient to absorb probable loan losses within the portfolio.

Part 1 -- Item 2
Page 3 of 8


Noninterest Income

Noninterest income for the three months ended March 31, 2000, was $7,500,143 (excluding securities gains and losses), a 3.0 percent decline from $7,732,041 one year ago. Increases in service charges on deposits, investment brokerage commissions and other income were offset by lower mortgage banking revenues.

Compared to the same period a year ago, service charges on deposits were up $371,237, or 17.6 percent. This growth was the result of increased account analysis income from business accounts, revised fee schedules and an increase in the client base due to the acquisition of offices in Pella and Knoxville in late 1999.

Investment brokerage commissions increased by $236,582, or 23.1 percent, as per broker revenue improved over the prior year.

Other operating income increased $208,379 from one year ago to $557,591 because of several one-time gains, including a gain on the sale of two banking offices in the first quarter and a gain on the sale of loans.

Mortgage banking revenues declined 55.7 percent to total $725,553 for the first three months of 2000 compared to $1,638,097 for 1999. Rising mortgage interest rates led to a decline in mortgage loan origination volume and mortgage banking revenues. Residential real estate loan closings for the first quarter of 2000 totaled $65 million, compared to $117 million for the first quarter of 1999. Portfolio real estate loans totaling $37.5 million were sold in the first three months of 2000, resulting in capitalized servicing income of $337,000.

Securities transactions produced gains of $28,204 compared to gains of $62,936 for the same period in 1999.


Noninterest Expense

Expense management continues to be an area of focus in 2000. Noninterest expense growth for the three months ended March 31, 2000, was held to 3.4 percent compared to the first three months of 1999 and totaled $16,191,355.

Compensation expense, the largest component of noninterest expense, declined
3.0 percent over the prior year partially due to lower variable compensation costs related to lower mortgage loan origination volume. Also contributing to the reduction in compensation costs was a 6.7 percent decline in the number of full-time equivalent employees from March 31, 1999.

Benefits expense declined $289,164 as a result of reduced compensation expense and lower bonus payments in the first three months of 2000.

Part 1 -- Item 2
Page 4 of 8


Occupancy expense increased 16.8 percent to $1,731,743 due to the accelerated write-off of certain leasehold improvements.

Furniture and equipment expense increased $293,978, or 26.6 percent, to $1,400,630 due to depreciation on technology upgrades and increased software maintenance expense.

Other operating expense increased by 21.5 percent to $3,213,511. The primary reason for the increase was the previously mentioned payment of $254,619 to the State of Iowa's sinking fund for Brenton's proportionate share of uninsured public funds. All Iowa banks with public fund deposits were assessed a portion of the losses at Hartford-Carlisle Savings Bank. Other increases in this category included higher intangible amortization due to the third quarter
1999 acquisition of two bank offices and increased consulting fees. The first three months of 1999 also included a recovery on the disposition of other real estate owned.

The Company's net noninterest margin, which measures operating efficiency, was (1.78) percent, compared to (1.68) percent one year ago. Another ratio that the Company utilizes to measure productivity is the efficiency ratio. This ratio is computed by dividing noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). For the three months ended March 31, 2000, the Company's efficiency ratio was 66.28 percent compared to 65.67 percent one year ago.


Income Taxes

The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 25.0 percent for the first three months of 2000 compared to 25.1 percent for 1999.

Part 1 -- Item 2
Page 5 of 8


Capital Resources

Common stockholders' equity totaled $133,260,962 as of March 31, 2000, a 1.0 percent increase from December 31, 1999. Excluding the change in accumulated other comprehensive income (loss), realized common stockholders' equity increased 2.1 percent compared to year-end 1999 and totaled $140,410,834. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at March 31, 2000, was 9.55 percent and the total risk-based capital ratio was 10.58 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was
7.05 percent at March 31, 2000, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

Since the inception in 1994 of a stock repurchase plan, the Company has repurchased 3,644,983 shares (adjusted for the 2-for-1 stock split in February 1998 and 10 percent common stock dividends) at a total cost of $37,948,804. At this time, the Board of Directors has decided not to extend this plan for 2000.

In May 1999, the Board of Directors declared a 10 percent common stock dividend for holders of record as of June 1, 1999, payable June 18, 1999. As a result of this action, each shareholder received one additional share of common stock for every 10 shares they owned. Fractional shares were paid in cash. All appropriate per-share data has been restated to reflect the 10 percent common stock dividend.

The Company paid a dividend of $.087 per common share in the first quarter of 2000, which represents an increase of 1.2 percent over $.086 per share for the first quarter of 1999. Dividends totaled $1,774,224 for the three months ended March 31, 2000, and the dividend payout ratio was 39.6 percent of diluted earnings per common share. The Board of Directors declared a second quarter dividend of $.087 per share, which was paid on April 28, 2000, to shareholders of record as of April 20, 2000.

The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 6.8 percent at March 31, 2000, compared to 4.9 percent at December 31, 1999. Long-term borrowings of the Parent Company at March 31, 2000, consisted entirely of capital notes totaling $6,494,000. In addition, the Parent Company has a $5 million line of credit with a regional bank on which $3 million was outstanding as of the end of March 2000.

Brenton Banks, Inc. common stock closed on March 31, 2000, at $8.38 per share, compared to $11.82 a year earlier. The closing price at March 31, 2000, was
127.9 percent of the book value per share of $6.55. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 10.5 times.

Part 1 -- Item 2
Page 6 of 8


Brenton Banks, Inc. continues to pursue acquisition and expansion opportunities that fit the Company's strategic business and financial plans. There are currently no pending acquisitions that would require Brenton Banks, Inc. to secure capital from public or private markets.


Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 2000 changed significantly when compared to 1999.


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

Part 1 -- Item 2
Page 7 of 8


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


Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 29.9 percent of the Company's total assets at March 31, 2000.

Net cash provided from Company operations is another primary source of liquidity. For the three months ended March 31, 2000 and 1999, net cash provided by operating activities was $20,036,441 and $39,937,714, respectively. The Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of March 31, 2000, the Company had advances of $81,490,000 from the FHLB of Des Moines, of which $38,740,000 represents a variable-rate, line of credit used to fund mortgage lending operations. The remaining balance was used as a means of providing both long- and short-term, fixed-rate funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $100 million at March 31, 2000.

The combination of high levels of potentially liquid assets, strong cash flows, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at March 31, 2000.

Part 1 -- Item 2
Page 8 of 8


The Company has entered into agreements for the construction of an operations and sales support facility with an estimated total cost of $10.3 million, exclusive of land. Groundbreaking occurred in October 1999, construction is underway and completion is expected in the fourth quarter of 2000. The building will replace currently leased space and will also allow for additional growth.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is scheduled to be effective for the Company for the year beginning January 1, 2001. This statement requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. The impact the adoption of SFAS No. 133 will have on the Company's financial statements has not been determined. The Company expects to adopt SFAS No. 133 when required.


Looking Ahead

The outlook for 2000 is positive and the Company expects earnings improvement over 1999 results. Brenton continues to enhance our sales and partnership culture in an effort to improve revenues and gain market share as the largest Iowa-based bank holding company. By delivering a broad range of financial products and services tailored to the needs of our clients, we continue to create value for both clients and shareholders. The goal is to deliver the entire bank to every client at every opportunity, enabling Brenton to strengthen client relationships and generate additional sales.

During the first quarter of 2000, Brenton's new on-line Anytime Banking service was launched and has been well received. Brenton Investment Direct clients will soon have access to their account information and on-line transaction convenience at www.brentoninvestments.com

At this time, it appears the Company's planned expansion into Moline, Illinois, will take place in the first half of 2001. It will mark the first time Brenton has crossed into another state with a full-service banking office. Regulatory approval for this location has been obtained.

Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The information appearing on page 6 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.


PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2000.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


May 5, 2000               /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


May 5, 2000              /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer