Form 10-Q
period 2000-06-30
BRENTON BANKS INC
filed 2000-08-04
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, August 2, 2000.

           20,364,559 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                                June 30,   December 31,
                                                                                    2000           1999
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   83,317,827      85,064,053
Interest-bearing deposits with banks                                           2,824,100       2,361,784
Investment securities:
  Available for sale                                                         542,573,034     556,191,355
  Held to maturity (approximate market value of $21,421,000 and
    $25,351,000 at June 30, 2000, and December 31, 1999, respectively)        21,254,162      25,201,876

Total investment securities                                                  563,827,196     581,393,231

Loans held for sale                                                           23,486,654      26,201,221
Loans                                                                      1,215,969,612   1,195,986,791
  Allowance for loan losses                                                  (15,393,504)    (14,413,104)

Loans, net                                                                 1,200,576,108   1,181,573,687

Premises and equipment                                                        40,351,433      37,978,240
Accrued interest receivable                                                   14,667,175      15,856,895
Other assets                                                                  55,367,947      55,025,590

Total assets                                                              $1,984,418,440   1,985,454,701

Liabilities and Stockholders' Equity:
Deposits:
  Noninterest-bearing                                                     $  206,439,609     189,333,019
  Interest-bearing:
    Demand                                                                   135,242,894     145,131,184
    Savings                                                                  635,854,420     640,963,380
    Time                                                                     590,617,527     554,655,720

Total deposits                                                             1,568,154,450   1,530,083,303

Federal funds purchased and securities sold under agreements
  to repurchase                                                              163,401,235     166,806,442
Other short-term borrowings                                                   58,340,000     110,423,584
Accrued expenses and other liabilities                                        17,964,406      13,896,056
Long-term borrowings                                                          34,888,000      27,704,000

Total liabilities                                                          1,842,748,091   1,848,913,385

Minority interest in consolidated subsidiaries                                 4,753,957       4,607,865
Redeemable preferred stock, $1 par; 500,000 shares
  authorized; issuable in series, none issued                                        ---             ---
Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
    20,361,001 and 20,354,454 shares issued and outstanding at
    June 30, 2000, and December 31, 1999, respectively                        50,902,502      50,886,135
  Capital surplus                                                                 43,394             ---
  Retained earnings                                                           92,406,921      86,682,119
  Accumulated other comprehensive income (loss) --unrealized
    gains (losses) on securities available for sale                           (6,436,425)     (5,634,803)

Total common stockholders' equity                                            136,916,392     131,933,451

Total liabilities and stockholders' equity                                $1,984,418,440   1,985,454,701

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                     Six Months Ended         Three Months Ended
                                                         June 30,                 June 30,
                                                     2000        1999         2000         1999
                                                     ____        ____         ____         ____
Interest Income
  Interest and fees on loans                     $ 50,793,931  45,119,310   25,664,464  22,776,986
  Interest and dividends on investments:
    Available for sale--taxable                    12,167,824  12,902,939    6,108,567   6,371,722
    Available for sale--tax-exempt                  3,649,316   3,538,827    1,809,446   1,750,353
    Held to maturity--taxable                          34,388      60,739       16,924      22,804
    Held to maturity--tax-exempt                      589,338     937,815      286,794     442,011

Total interest and dividends on investments        16,440,866  17,440,320    8,221,731   8,586,890

  Interest on federal funds sold                      176,883      61,203      105,857      24,610
  Other interest income                                82,944      75,985       46,365      36,936

Total interest income                              67,494,624  62,696,818   34,038,417  31,425,422

Interest Expense
  Interest on deposits                             28,682,494  25,372,518   14,945,108  12,675,003
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                      3,640,134   2,740,784    1,907,294   1,486,934
  Interest on other short-term borrowings           2,280,065   2,811,434      796,772   1,380,395
  Interest on long-term borrowings                    904,188   1,189,711      477,789     551,647

Total interest expense                             35,506,881  32,114,447   18,126,963  16,093,979

Net interest income                                31,987,743  30,582,371   15,911,454  15,331,443
Provision for loan losses                           2,100,000   2,100,000    1,050,000   1,050,000

Net interest income after provision for
    loan losses                                    29,887,743  28,482,371   14,861,454  14,281,443

Noninterest Income
  Service charges on deposit accounts               4,938,980   4,454,296    2,459,488   2,346,041
  Investment brokerage commissions                  2,437,464   2,208,159    1,176,066   1,183,343
  Fiduciary income                                  2,021,567   1,938,384    1,047,341     872,466
  Mortgage banking income                           1,573,056   2,989,405      847,503   1,351,308
  Insurance commissions and fees                      558,169     720,734      290,035     436,221
  Other service charges, collection and
    exchange charges, commissions and fees          2,497,754   2,461,388    1,264,005   1,200,158
  Net realized gains from securities available
    for sale                                           28,204     206,919          ---     143,983
  Other operating income                              889,337   1,062,291      331,746     713,079

Total noninterest income                           14,944,531  16,041,576    7,416,184   8,246,599

Noninterest Expense
  Compensation                                     14,304,273  15,130,432    7,277,478   7,886,086
  Employee benefits                                 2,774,539   3,076,176    1,303,042   1,315,515
  Occupancy expense of premises, net                3,333,561   2,942,388    1,601,818   1,459,665
  Furniture and equipment expense                   2,865,530   2,267,131    1,464,900   1,160,479
  Data processing expense                           1,511,007   1,383,293      755,635     692,391
  Marketing                                           563,871     935,789      257,964     518,394
  Supplies                                            620,869     747,029      334,969     433,432
  Other operating expense                           6,091,076   5,890,646    2,877,565   3,246,094

Total noninterest expense                          32,064,726  32,372,884   15,873,371  16,712,056

Income before income taxes and minority
  interest                                         12,767,548  12,151,063    6,404,267   5,815,986
Income taxes                                        3,124,685   3,019,254    1,534,100   1,429,915

Income before minority interest                     9,642,863   9,131,809    4,870,167   4,386,071
Minority interest                                     369,613     324,341      185,281     156,833

Net income                                       $  9,273,250   8,807,468    4,684,886   4,229,238

Per common share:
  Net income-basic                               $       0.46        0.43         0.23        0.21
  Net income-diluted                                     0.45        0.42         0.23        0.20
  Cash dividends                                        0.174       0.172        0.087       0.086

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                        Consolidated Statements of Cash Flow

                                                     (Unaudited)

                                                                 For the six months ended June 30,
                                                                     2000                 1999
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $   9,273,250         8,807,468
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                       2,100,000         2,100,000
      Depreciation and amortization                                   3,585,839         2,405,948
      Net realized gains from securities available for sale             (28,204)         (206,919)
      Investment securities amortization and accretion                  656,132         1,356,257
      Net decrease in loans held for sale                             2,714,567        41,431,743
      Net (increase) decrease in accrued interest receivable
        and other assets                                                904,546        (3,153,727)
      Net increase (decrease) in accrued expenses, other
        liabilities and minority interest                             4,254,321        (3,057,206)

Net cash provided by operating activities                            23,460,451        49,683,564

Investing Activities:
  Investment securities available for sale:
    Purchases                                                       (61,038,708)      (85,766,880)
    Maturities                                                       65,779,802        68,649,138
    Sales                                                             6,944,924        29,037,548
  Investment securities held to maturity:
    Purchases                                                               ---          (897,910)
    Maturities                                                        3,918,675         9,482,564
  Net increase in loans                                             (58,578,021)      (71,784,865)
  Sale of loans                                                      37,475,600               ---
  Sale of deposits                                                   (3,790,380)              ---
  Purchases of premises and equipment                                (5,621,124)       (6,428,689)
  Proceeds from sales of premises and equipment                         104,612               ---

Net cash used by investing activities                               (14,804,620)      (57,709,094)

Financing Activities:
  Net increase in noninterest-bearing, interest-bearing
    demand and savings deposits                                       4,234,753        16,145,449
  Net increase (decrease) in time deposits                           37,618,984       (39,951,203)
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                   (3,405,207)       10,178,113
  Net increase (decrease) in other short-term borrowings            (53,083,584)       14,720,000
  Proceeds of long-term borrowings                                    9,213,000         7,272,000
  Repayment of long-term borrowings                                  (1,029,000)       (2,035,000)
  Dividends on common stock                                          (3,548,448)       (3,554,525)
  Proceeds from issuance of common stock under
    the employee stock purchase plan                                     28,440           243,573
  Proceeds from issuance of common stock under
    the stock option plan                                                31,321             4,296
  Payment for shares reacquired under common stock
    repurchase plan                                                         ---        (2,432,437)
  Payment for fractional shares resulting from common
    stock dividend                                                          ---           (14,003)

Net cash provided (used) by financing activities                     (9,939,741)          576,263

Net decrease in cash and cash equivalents                            (1,283,910)       (7,449,267)
Cash and cash equivalents at the beginning of the year               87,425,837        84,627,337

Cash and cash equivalents at the end of the period                $  86,141,927        77,178,070

                         Supplemental Cash Flow Information

                                   (Unaudited)
Interest paid during the period                                   $  32,814,843        32,263,482
Income taxes paid during the period                                   2,089,450         1,813,296

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                                 For the six months ended June 30,
                                                                    2000                 1999
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  50,886,135        46,880,953
  Ten percent common stock dividend                                         ---         4,655,915
  Issuance of shares of common stock
    under the stock option plan                                           9,075            33,280
  Issuance of shares of common stock
    under the employee stock purchase plan                                7,292            33,647
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (400,000)

  End of period balance                                              50,902,502        51,203,795

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Issuance of shares of common stock
    under the stock option plan                                          22,246           (28,984)
  Issuance of shares of common stock
    under the employee stock purchase plan                               21,148           209,926
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (180,942)

  End of period balance                                                  43,394               ---

Retained Earnings
  Beginning of year balance                                          86,682,119        85,010,569
  Net income                                                          9,273,250         8,807,468
  Dividends on common stock                                          (3,548,448)       (3,554,525)
  Ten percent common stock dividend                                         ---        (4,655,915)
  Fractional shares resulting from common stock dividend                    ---           (14,003)
  Shares reacquired under the common stock repurchase plan                  ---        (1,851,495)

  End of period balance                                              92,406,921        83,742,099

Total Stockholders' Equity before Accumulated
  Other Comprehensive Income (Loss)                                 143,352,817       134,945,894

Accumulated Other Comprehensive Income (Loss)
  Beginning of year balance                                          (5,634,803)        3,318,797
  Change in unrealized holding gains (losses)
    on securities, net                                                 (801,622)       (5,912,950)

  End of period balance                                              (6,436,425)       (2,594,153)

Total Stockholders' Equity                                        $ 136,916,392       132,351,741

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                          Consolidated Statements of Comprehensive Income (Loss)

                                            (Unaudited)

                                                           Six Months Ended          Three Months Ended
                                                               June 30,                   June 30,
                                                           2000         1999         2000          1999
                                                         _________    ________       ____          ____
Net Income                                           $ 9,273,250    8,807,468     4,684,886     4,229,238

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $(428,068) and $470,397, respectively,
    for the three and six months ended June 30,
    2000, and $2,635,614 and $3,515,185,
    respectively, for the three and six months
    ended June 30, 1999)                                (783,995)  (5,784,246)      713,447    (4,336,911)
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expenses of $0 and $10,577,
    respectively, for the three and six months
    ended June 30, 2000, and $54,426 and
    $78,215, respectively, for the three and
    six months ended June 30, 1999)                      (17,627)    (128,704)          ---       (89,557)
                                                      __________   __________     _________     _________
Other comprehensive income (loss), net of tax           (801,622)  (5,912,950)      713,447    (4,426,468)
                                                      __________   __________     _________     _________
Comprehensive income (loss)                          $ 8,471,628    2,894,518     5,398,333      (197,230)
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

4.  Changes in Accounting Policies

There have been no changes in accounting policy in the six months ended June 30, 2000.

5.  Income Taxes

Federal income tax expense for the six months ended June 30, 2000, and 1999, was computed using the consolidated effective federal income tax rates.

For the first six months of 2000 and 1999, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

6.  Common Stock Transactions

On May 20, 1999, the Board of Directors declared a ten- percent common stock dividend for stockholders of record on June 1, 1999. The stock dividend certificates were distributed on June 18, 1999. Fractional shares resulting from this stock dividend were paid in cash. All appropriate per-share data has been restated to reflect the ten-percent common stock dividend.

Part 1 -- Item 1
Page 2 of 2


7.  Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2000, were 20,358,288 and 20,357,333, respectively, and 20,516,133 and 20,564,809, respectively, for the three and six months ended June 30, 1999.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three and six months ended June 30, 2000, were 20,468,610 and 20,467,655, respectively, and 20,840,904 and 20,889,580, respectively, for the three and six months ended June 30, 1999.

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

The following table presents a summary of the Company's operating segments for the six months ended June 30, 2000, and 1999 (in thousands):




                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
2000
____________________________

Net interest income              $ 31,598        455          (65)            ---          31,988
Noninterest income from
  Nonaffiliates                     9,975      4,913           56             ---          14,944
Noninterest income from
  Affiliates                           48        ---        6,060         (6,108)             ---
Income before income taxes
  and minority interest            13,130        222        5,474         (6,058)          12,768

1999
____________________________

Net interest income              $ 30,019        838         (275)           ---           30,582
Noninterest income from
  Nonaffiliates                     9,483      6,513           46            ---           16,042
Noninterest income from
  Affiliates                           96        ---        8,712         (8,808)             ---
Income before income taxes
  and minority interest            11,731      1,280        7,850         (8,710)          12,151

Part 1 -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three and six month periods ended June 30, 2000, and 1999, capital resources, market risk management, asset/liability management, liquidity management and the impact of recently issued accounting standards. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, which are included elsewhere in this report.

Brenton recently announced it has agreed to be acquired by Wells Fargo & Company, subject to shareholder and regulatory approval. The acquisition is expected to close in the second half of 2000. Additional details can be found under the heading "Capital Resources" on page 7.

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


Results of Operations

The six months ended June 30, 2000, compared to the six months ended June 30, 1999.

Net Income

For the six months ended June 30, 2000, Brenton recorded net income of $9,273,250, which was an increase of 5.3 percent from net income of $8,807,468 for the first six months of 1999. Improvements were achieved in net interest income, service charges on deposit accounts, investment brokerage commissions and a reduction in operating expenses. Offsetting these improvements was a decline in mortgage banking revenues. Diluted net income per common share was $.45 for the first half of 2000, compared to $.42 per share for the first half of 1999.

Part 1 -- Item 2
Page 2 of 10


The Company's annualized return on average equity (ROE) was 13.95 percent for the six months ended June 30, 2000, compared to 13.07 percent for the same period last year. The annualized return on average assets (ROA) was .99 percent, compared to .96 percent for the first six months of 1999.


Net Interest Income

During the first six months of 2000, net interest income rose 4.6 percent to $31,987,743, compared to $30,582,371 for the same period of 1999 due to favorable rate variances. The most significant improvement was the 14.3 percent increase in total average loan volume compared to the first six months of 1999. The yield on interest-earning assets increased 44 basis points while the rate paid on interest-bearing liabilities increased 33 basis points. This combination improved net interest margin 11 basis points to 3.81 percent for the first half of 2000 from 3.70 percent for the same period last year. Year-to-date 2000 average interest-earning assets increased 1.2 percent, while average interest-bearing liabilities rose 2.0 percent compared to the first half of 1999.


Loan Quality

At June 30, 2000, total loans had grown 10.2 percent to $1.2 billion from $1.1 billion a year earlier. Increases of $47.2 million (11 percent) in average commercial/business/agricultural loans, $43.9 million (22 percent) in average indirect consumer loans and $43.0 million (18 percent) in average direct consumer loans led the growth.

Loan quality continued to improve as nonperforming loans declined to $7,901,000, or .65 percent of total loans, at June 30, 2000, compared to $9,452,000, or .79 percent, at the close of 1999 and $10,686,000, or .97 percent, at June 30, 1999. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms, and loans past due 90 days or more. The allowance for loan losses, which totaled $15.4 million, represented 194.83 percent of nonperforming loans and 1.27 percent of total loans at June 30, 2000. At June 30, 1999, the same ratios were 133.81 percent and 1.30 percent, respectively.

The provision for loan losses totaled $2,100,000 for the six months ended June 30, 2000, and 1999. Annualized year-to-date net charge-offs for 2000 were .19 percent of average loans, compared to .38 percent for the first half of 1999 and .36 percent for all of 1999.

Part 1 -- Item 2
Page 3 of 10


The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management are carefully balanced with goals for loan growth. Management believes the allowance for loan losses at June 30, 2000, is sufficient to absorb probable loan losses within the portfolio.


Noninterest Income

Noninterest income for the six months ended June 30, 2000, was $14,916,327 (excluding securities gains and losses), a 5.8 percent decline from $15,834,657 for the first six months of 1999. Growth in service charges on deposits and investment brokerage commissions were exceeded by declines in mortgage banking revenues and other income.

Compared to the same period a year ago, service charges on deposits climbed $484,684, or 10.9 percent. This growth was the result of increased account analysis charges on commercial and business deposit accounts and an increase in the client base due to the acquisition of offices in Pella and Knoxville in late 1999.

Investment brokerage commissions increased by $229,305, or 10.4 percent, as per broker revenue improved over the prior year.

Mortgage banking revenues declined 47.4 percent to total $1,573,056 for the first half of 2000, compared to $2,989,405 for 1999. Rising mortgage interest rates led to a 40 percent decline in mortgage loan origination volume and mortgage banking revenues. Residential real estate loan closings for the first half of 2000 totaled $148 million, compared to $248 million for the first half of 1999. Portfolio real estate loans totaling $37.5 million were sold in the first quarter of 2000, resulting in capitalized servicing income of $337,000.

Other operating income declined $172,954 from one year ago as 1999 revenue included a one-time gain on sale of mortgage loan servicing rights, which exceeded several one-time items in the first half of 2000.

Investment securities gains totaled $28,204 compared to gains of $206,919 for the same period in 1999.


Noninterest Expense

The Company continues to carefully focus on cost management in 2000. Year-to-date noninterest expense totaled $32,064,726 through June 30, 2000, a 1.0 percent decline from the first six months of 1999.

Part 1 -- Item 2
Page 4 of 10


Compensation expense, the largest component of noninterest expense, declined
5.5 percent to $14,304,273 from the prior year partially due to lower variable compensation costs related to lower mortgage loan origination volume. Also contributing to the reduction in compensation costs was a 12.9 percent decline in the number of full-time equivalent employees from June 30, 1999. Employee benefits expense declined 9.8 percent, or $301,637, as a result of reduced compensation expense.

Occupancy expense increased 13.3 percent to $3,333,561 because of the accelerated expensing of certain leasehold improvements, the opening of the Coralville office in the fourth quarter of 1999 and the acquisition of the office in Pella in September of last year.

Furniture and equipment expense increased $598,399 to $2,865,530 for the first half of 2000 due to depreciation on technology upgrades and increased costs for software maintenance agreements.

Marketing and supplies expense declined 39.7 percent and 16.9 percent, respectively, as a result of cost reduction efforts.

The Company's net noninterest margin, which measures operating efficiency, was (1.76) percent, compared to (1.74) percent one year earlier. Another ratio the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). For the first six months of 2000, the Company's efficiency ratio improved to 65.81 percent compared with 67.09 percent one year earlier.


Income Taxes

The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain the maximum level of tax-exempt assets in order to benefit the Company on both a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income taxes and minority interest was 24.5 percent for the first six months of 2000 compared to 24.9 percent for 1999.

Part 1 -- Item 2
Page 5 of 10


Results of Operations

The three months ended June 30, 2000, compared to the three months ended June 30, 1999.

Net Income

For the three months ended June 30, 2000, net income was $4,684,886 compared to $4,229,238 for the second quarter of 1999. Diluted earnings per common share totaled $.23 for the second quarter of 2000, compared to $.20 for the second quarter of 1999.


Net Interest Income

Net interest income for the quarter totaled $15,911,454, an increase of 3.8 percent over the second quarter of the prior year. Like the year-to-date comparison, the improvement was due to favorable rate variances. Net interest margin for the second quarter of 2000 was 3.79 percent, compared to 3.70 percent for the second quarter of 1999. The improvement in net interest margin is related to the yield on interest-earning assets increasing more than the rate paid on interest-bearing liabilities.


Provision for Loan Losses

The provision for loan losses for the second quarters of both 2000 and 1999 totaled $1,050,000. Annualized net charge-offs as a percent of average loans were .22 percent for the second quarter of 2000, compared to .47 percent for the same period last year. Loan losses for both years were primarily concentrated in the consumer loan portfolio.


Noninterest Income

Noninterest income declined $686,432, or 8.5 percent, from the second quarter of 1999 to the second quarter of 2000.

Mortgage banking revenue declined 37.3 percent to $847,503 as a result of reduced volumes of mortgage loan originations.

Other operating income declined $381,333 in the second quarter 2000 compared to the prior year as 1999 second quarter included gains on sale of mortgage loan servicing rights and an other asset.

Somewhat offsetting these declines was an increase in fiduciary income, which rose 20.0 percent to $1,047,341 due to increased trust assets and a $75,000 recovery of a previously uncollected fee.

Part 1 -- Item 2
Page 6 of 10


Net gains from securities transactions totaled $0 for the second quarter of 2000, compared to $143,983 for the same period of 1999.


Noninterest Expense

Noninterest expense declined by 5.0 percent when comparing the second quarter of 2000 with the second quarter of 1999. The Company's net noninterest margin was (1.75) percent for the second quarter of 2000, compared to (1.80) percent for the second quarter of 1999.

Compensation expense declined 7.7 percent from the second quarter of 1999. Similar to the six-month period, compensation declined due to reduced staffing levels and lower variable compensation costs related to lower mortgage loan origination volume. The number of full-time equivalent employees declined to 675 from 775 a year earlier.

Marketing expense declined $260,430 to $257,964 as a result of cost reduction efforts.

Other operating expense for the second quarter of 2000 fell 11.4 percent, primarily due to the return of the full amount of the $254,619 first quarter 2000 payment to the State of Iowa's sinking fund for the uninsured public funds at Hartford-Carlisle Savings Bank.

Offsetting these reductions, furniture and equipment expense grew 26.2 percent from the second quarter of 1999 to $1,464,900. The increase was due to depreciation on technology upgrades.


Capital Resources

Common stockholders' equity totaled $136.9 million as of June 30, 2000, a 3.8 percent increase from December 31, 1999. Excluding the change in accumulated other comprehensive income (loss), realized common stockholders' equity increased 4.2 percent. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at June 30, 2000, was 9.62 percent and the total risk-based capital ratio was 10.66 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and 8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets, was 7.25 percent at June 30, 2000, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

Part 1 -- Item 2
Page 7 of 10


Since the inception in 1994 of a stock repurchase plan, the Company has repurchased 3,644,983 shares (adjusted for stock splits/dividends) at a total cost of $37,948,804. The Board of Directors has decided not to extend this plan for 2000.

In May 1999, the Board of Directors declared a ten-percent common stock dividend for holders of record as of June 1, 1999, payable June 18, 1999. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every ten shares they owned. Fractional shares were paid in cash. All appropriate per-share data has been restated to reflect the ten-percent common stock dividend.

The Company paid dividends of $.174 per common share in the first six months of 2000, compared to $.172 per common share for the same period of 1999, an increase of 1.2 percent. Dividends for the first six months of 2000 totaled $3,548,448 and the dividend payout ratio for the first half of 2000 was 38.3 percent of diluted earnings per common share. In July 2000, the Board of Directors declared a regular quarterly cash dividend of $.087 per common share, which was equal to the previous quarter.

The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 6.0 percent at June 30, 2000, compared to 4.9 percent at December 31, 1999. Long-term borrowings of the Parent Company at June 30, 2000, consisted entirely of capital notes totaling $5,638,000. In addition, the Parent Company has a $5 million line of credit with a regional bank on which $2.6 million was outstanding as of the end of June 2000.

Brenton Banks, Inc. common stock closed on June 30, 2000, at $13.88 per share, compared to $15.50 a year earlier. The closing price at June 30, 2000, was
206.5 percent of the book value per share of $6.72. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 16.7 times.

As previously announced, on July 7, 2000, Wells Fargo & Company and Brenton have signed a definitive agreement for the acquisition of the Company by Wells Fargo & Company. The acquisition, which is subject to regulatory approval and the approval of Brenton shareholders, is expected to close in the second half of the year. Under the terms of the agreement, Wells Fargo & Company will exchange a total of $255,694,000 of its common stock for all of the common stock of Brenton Banks, Inc. outstanding at the time the acquisition closes.

Part 1 -- Item 2
Page 8 of 10


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

Part 1 -- Item 2
Page 9 of 10


Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet client commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 28.5 percent of the Company's total assets at June 30, 2000.

Net cash provided from Company operations is another primary source of liquidity. For the six months ended June 30, 2000, and 1999, net cash provided by operating activities was $23,460,451 and $49,683,564, respectively. The Company's trend of strong cash flows from operations is expected to continue into the foreseeable future.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of June 30, 2000, the Company had advances of $84,990,000 from the FHLB of Des Moines, of which $38,740,000 represents a variable-rate line of credit used to fund mortgage lending operations. The remaining balance was used as a means of providing both long- and short-term, fixed-rate funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $55 million at June 30, 2000.

The combination of high levels of potentially liquid assets, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at June 30, 2000.

The Company has entered into agreements for the construction of an operations and sales support facility with an estimated total cost of $10.3 million, exclusive of land. Construction has been substantially completed. Due to the recent announcement of the proposed acquisition of Brenton by Wells Fargo & Company, the project has been put on hold until a determination of its future use has been completed.

Part 1 -- Item 2
Page 10 of 10


Recently Issued Accounting Standards

	In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is scheduled to be effective for the year beginning January 1, 2001. In June 2000, SFAS No. 138 amended SFAS No. 133. This statement, as amended, requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. Management is evaluating the impact the adoption of SFAS No. 133, as amended by SFAS No. 138, will have on the Company's financial statements. The Company expects to adopt SFAS No. 133 when required.

Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The information appearing on page 8 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.


PART 2  -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 2000.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


August 3, 2000            /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                     Robert L. DeMeulenaere
                          President and Chief Executive
                          Officer


August 3, 2000            /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                     Steven T. Schuler
                          Chief Financial Officer/
                          Treasurer/Secretary and
                          Chief Accounting Officer