Form 10-Q
period 2000-09-30
BRENTON BANKS INC
filed 2000-11-14
CIK 14060

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, November 7, 2000.

           20,372,833 shares of Common Stock, $2.50 par value

PART 1  -  Item 1.  Financial Statements

                                         Brenton Banks, Inc. and Subsidiaries

                                         Consolidated Statements of Condition

                                                     (Unaudited)

                                                                            September 30,   December 31,
                                                                                    2000           1999
                                                                                _________   ____________
Assets:

Cash and due from banks                                                   $   87,148,044      85,064,053
Interest-bearing deposits with banks                                           2,881,681       2,361,784
Federal funds sold                                                            16,500,000             ---
Investment securities:
  Available for sale                                                         508,003,179     556,191,355
  Held to maturity (approximate market value of
    $21,475,000 and $25,351,000 at September 30, 2000,
    and December 31, 1999, respectively)                                      21,218,397      25,201,876

Total investment securities                                                  529,221,576     581,393,231

Loans held for sale                                                           21,920,570      26,201,221
Loans                                                                      1,218,510,634   1,195,986,791
  Allowance for loan losses                                                  (15,533,180)    (14,413,104)

Loans, net                                                                 1,202,977,454   1,181,573,687

Premises and equipment                                                        41,259,601      37,978,240
Accrued interest receivable                                                   17,465,697      15,856,895
Other assets                                                                  54,147,767      55,025,590

Total assets                                                              $1,973,522,390   1,985,454,701

Liabilities and Stockholders' Equity:
Deposits:
  Noninterest-bearing                                                     $  215,521,953     189,333,019
  Interest-bearing:
    Demand                                                                    96,948,162     145,131,184
    Savings                                                                  654,477,094     640,963,380
    Time                                                                     584,756,098     554,655,720

Total deposits                                                             1,551,703,307   1,530,083,303

Federal funds purchased and securities sold under agreements
  to repurchase                                                              166,603,641     166,806,442
Other short-term borrowings                                                   55,640,000     110,423,584
Accrued expenses and other liabilities                                        18,124,886      13,896,056
Long-term borrowings                                                          33,381,000      27,704,000

Total liabilities                                                          1,825,452,834   1,848,913,385

Minority interest in consolidated subsidiaries                                 4,977,737       4,607,865
Redeemable preferred stock, $1 par; 500,000 shares
  authorized; issuable in series, none issued                                        ---             ---
Common stockholders' equity:
  Common stock, $2.50 par; 50,000,000 shares authorized;
    20,372,833 and 20,354,454 shares issued and outstanding at
    September 30, 2000, and December 31, 1999, respectively                   50,932,082      50,886,135
  Capital surplus                                                                 42,372             ---
  Retained earnings                                                           95,680,551      86,682,119
  Accumulated other comprehensive income (loss)--unrealized
    gains (losses) on securities available for sale, net                      (3,563,186)     (5,634,803)

Total common stockholders' equity                                            143,091,819     131,933,451

Total liabilities and stockholders' equity                                $1,973,522,390   1,985,454,701

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                               Consolidated Statements of Operations

                                            (Unaudited)

                                                     Nine Months Ended       Three Months Ended
                                                      September 30,             September 30,
                                                     2000        1999         2000         1999
                                                     ____        ____         ____         ____
Interest Income
  Interest and fees on loans                     $ 78,164,932  69,190,499   27,371,001  24,071,189
  Interest and dividends on investments:
    Available for sale--taxable                    18,117,996  19,113,212    5,950,172   6,210,273
    Available for sale--tax-exempt                  5,423,095   5,300,349    1,773,779   1,761,522
    Held to maturity--taxable                          49,465      85,198       15,077      24,459
    Held to maturity--tax-exempt                      853,555   1,319,313      264,217     381,498

Total interest and dividends on investments        24,444,111  25,818,072    8,003,245   8,377,752

  Interest on federal funds sold                      232,141      67,971       55,258       6,768
  Other interest income                               134,058     131,016       51,114      55,031

Total interest income                             102,975,242  95,207,558   35,480,618  32,510,740

Interest Expense
  Interest on deposits                             44,072,292  37,700,119   15,389,798  12,327,601
  Interest on federal funds purchased
    and securities sold under agreements
    to repurchase                                   6,139,833   5,009,541    2,499,699   2,268,757
  Interest on other short-term borrowings           3,173,206   4,711,678      893,141   1,900,244
  Interest on long-term borrowings                  1,452,702   1,604,914      548,514     415,203

Total interest expense                             54,838,033  49,026,252   19,331,152  16,911,805

Net interest income                                48,137,209  46,181,306   16,149,466  15,598,935
Provision for loan losses                           3,150,000   3,150,000    1,050,000   1,050,000

Net interest income after provision for
  loan losses                                      44,987,209  43,031,306   15,099,466  14,548,935

Noninterest Income
  Service charges on deposit accounts               7,391,684   6,884,262    2,452,704   2,429,966
  Mortgage banking income                           2,465,004   3,547,758      891,948     558,353
  Investment brokerage commissions                  3,239,494   3,233,899      802,030   1,025,740
  Fiduciary income                                  2,988,447   2,784,211      966,880     845,827
  Insurance commissions and fees                      803,820   1,108,276      245,651     387,542
  Other service charges, collection and
    exchange charges, commissions and fees          3,736,266   3,644,329    1,238,512   1,182,941
  Net realized gains from securities available
     for sale                                         126,654     220,356       98,450      13,437
  Other operating income                            1,281,215   1,363,148      391,878     300,857

Total noninterest income                           22,032,584  22,786,239    7,088,053   6,744,663

Noninterest Expense
  Compensation                                     20,965,778  23,097,142    6,661,505   7,966,710
  Employee benefits                                 3,978,953   4,341,695    1,204,414   1,265,519
  Occupancy expense of premises, net                4,902,663   4,495,346    1,569,102   1,552,958
  Furniture and equipment expense                   4,304,615   3,700,443    1,439,085   1,433,312
  Data processing expense                           2,223,163   2,109,148      712,156     725,855
  Marketing                                           756,615   1,314,190      192,744     378,401
  Supplies                                            870,519   1,080,164      249,650     333,135
  Other operating expense                           9,296,548   8,812,367    3,205,472   2,921,721

Total noninterest expense                          47,298,854  48,950,495   15,234,128  16,577,611

Income before income taxes and
  minority interest                                19,720,939  16,867,050    6,953,391   4,715,987
Income taxes                                        4,830,298   4,081,089    1,705,613   1,061,835

Income before minority interest                    14,890,641  12,785,961    5,247,778   3,654,152
Minority interest                                     578,304     476,699      208,691     152,358

Net income                                       $ 14,312,337  12,309,262    5,039,087   3,501,794

Per common share:
  Net income--basic                              $       0.71        0.60         0.25        0.17
  Net income--diluted                                    0.70        0.59         0.25        0.17
  Cash dividends                                        0.261       0.259        0.087       0.087

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                                        Consolidated Statements of Cash Flow

                                                     (Unaudited)

                                                             For the nine months ended September 30,
                                                                     2000                 1999
                                                                 _____________      _______________
Operating Activities:
  Net income                                                      $  14,312,337        12,309,262
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                       3,150,000         3,150,000
      Depreciation and amortization                                   5,325,298         3,993,549
      Net realized gains from securities available for sale            (126,654)         (220,356)
      Investment securities amortization and accretion                  951,243         1,930,831
      Net decrease in loans held for sale                             4,280,651        54,364,451
      Net increase in accrued interest receivable and other
        assets                                                       (2,700,055)       (5,329,716)
      Net increase (decrease) in accrued expenses, other
        liabilities and minority interest                             4,527,612        (1,173,217)

Net cash provided by operating activities                            29,720,432        69,024,804

Investing Activities:
  Investment securities available for sale:
    Purchases                                                       (66,123,556)     (102,637,521)
    Maturities                                                       87,586,313        94,110,559
    Sales                                                            29,403,408        37,892,131
  Investment securities held to maturity:
    Purchases                                                               ---          (954,576)
    Maturities                                                        3,941,112        11,339,282
  Net increase in loans                                             (62,029,367)     (127,777,195)
  Acquisition of deposits and loans, net                                    ---        48,835,363
  Sale of loans                                                      37,475,600               ---
  Sale of deposits                                                   (3,790,380)              ---
  Purchases of premises and equipment                                (8,051,909)       (8,574,653)
  Proceeds from sales of premises and equipment                         104,612               ---

Net cash provided (used) by investing activities                     18,515,833       (47,766,610)

Financing Activities:
  Net increase (decrease) in noninterest-bearing,
    interest-bearing demand and savings deposits                     (6,354,961)       15,356,968
  Net increase (decrease) in time deposits                           31,757,555       (66,152,033)
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                     (202,801)        8,549,444
  Net increase (decrease) in other short-term borrowings            (57,283,584)       15,423,584
  Proceeds of long-term borrowings                                    9,223,000         9,772,000
  Repayment of long-term borrowings                                  (1,046,000)       (2,035,000)
  Dividends on common stock                                          (5,313,905)       (5,336,751)
  Proceeds from issuance of common stock under
    the employee stock purchase plan                                     28,440           243,573
  Proceeds from issuance of common stock under
    the stock option plan                                                59,879             4,296
  Payment for shares reacquired under common stock
    repurchase plan                                                         ---        (3,133,823)
  Payment for fractional shares resulting from common
    stock dividend                                                          ---           (14,003)

Net cash used by financing activities                               (29,132,377)      (27,321,745)

Net increase (decrease) in cash and cash equivalents                 19,103,888        (6,063,551)
Cash and cash equivalents at the beginning of the year               87,425,837        84,627,337

Cash and cash equivalents at the end of the period                $ 106,529,725        78,563,786

                         Supplemental Cash Flow Information

                                   (Unaudited)
Interest paid during the period                                   $  51,345,043        49,358,680
Income taxes paid during the period                                   3,905,077         3,599,296

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements
                                     Brenton Banks, Inc. and Subsidiaries

                Consolidated Statements of Changes in Common Stockholders' Equity

                                               (Unaudited)

                                                              For the nine months ended September 30,
                                                                    2000                 1999
                                                                 _____________      _______________
Common Stock
  Beginning of year balance                                       $  50,886,135        46,880,953
  Ten percent common stock dividend                                         ---         4,655,915
  Issuance of shares of common stock
    under the stock option plan                                          38,655            33,280
  Issuance of shares of common stock
    under the employee stock purchase plan                                7,292            33,647
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (522,110)

  End of period balance                                              50,932,082        51,081,685

Capital Surplus
  Beginning of year balance                                                 ---               ---
  Issuance of shares of common stock
    under the stock option plan                                          21,224           (28,984)
  Issuance of shares of common stock
    under the employee stock purchase plan                               21,148           209,926
  Shares reacquired under the common
    stock repurchase plan                                                   ---          (180,942)

  End of period balance                                                  42,372               ---

Retained Earnings
  Beginning of year balance                                          86,682,119        85,010,569
  Net income                                                         14,312,337        12,309,262
  Dividends on common stock                                          (5,313,905)       (5,336,751)
  Ten percent common stock dividend                                         ---        (4,655,915)
  Fractional shares resulting from common stock dividend                    ---           (14,003)
  Shares reacquired under the common
    stock repurchase plan                                                   ---        (2,430,771)

  End of period balance                                              95,680,551        84,882,391

Total Stockholders' Equity before Accumulated
  Other Comprehensive Income (Loss)                                 146,655,005       135,964,076

Accumulated Other Comprehensive Income (Loss)
  Beginning of year balance                                          (5,634,803)        3,318,797
  Change in unrealized holding gains (losses)
    on securities, net                                                2,071,617        (7,401,896)

  End of period balance                                              (3,563,186)       (4,083,099)

Total Stockholders' Equity                                        $ 143,091,819       131,880,977

See accompanying notes to consolidated financial statements.

PART 1 - Item 1.  Financial Statements

                               Brenton Banks, Inc. and Subsidiaries

                          Consolidated Statements of Comprehensive Income

                                            (Unaudited)

                                                           Nine Months Ended         Three Months Ended
                                                              September 30,              September 30,
                                                           2000         1999         2000          1999
                                                         _________    ________       ____          ____
Net Income                                           $14,312,337   12,309,262     5,039,087     3,501,794

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale:
  Unrealized holding gains (losses) arising
    during the period (net of deferred tax
    of $(1,745,944) and $(1,279,639), respectively,
    for the three and nine months ended September
    30, 2000, and $899,779 and $4,414,964,
    respectively, for the three and nine months
    ended September 30, 1999)                          2,151,029   (7,264,835)    2,935,024    (1,480,588)
  Less: reclassification adjustment for net
    realized gains included in net income (net
    of tax expenses of $36,665 and $47,242,
    respectively, for the three and nine months
    ended September 30, 2000, and $5,079 and
    $83,295, respectively, for the three and
    nine months ended September 30, 1999)                (79,412)    (137,061)      (61,785)       (8,358)
                                                      __________   __________     _________     _________
Other comprehensive income (loss), net of tax          2,071,617   (7,401,896)    2,873,239    (1,488,946)
                                                      __________   __________     _________     _________
Comprehensive income                                 $16,383,954    4,907,366     7,912,326     2,012,848
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

4.  Changes in Accounting Policies

There have been no changes in accounting policy in the nine months ended September 30, 2000.

5.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2000, and 1999, was computed using the consolidated effective federal income tax rates.

For the first nine months of 2000 and 1999, the Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

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

Part 1 -- Item 1
Page 2 of 2


7.  Income Per Share

Basic net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period.
 The weighted average number of common shares outstanding for the three and nine months ended September 30, 2000, were 20,365,795 and 20,360,174, respectively, and 20,462,200 and 20,530,231, respectively, for the three and nine months ended September 30, 1999.

Diluted net income per common share amounts are computed by dividing net income by the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The weighted average number of common shares and all dilutive potential common shares outstanding for the three and nine months ended September 30, 2000, were 20,516,800 and 20,511,179, respectively, and 20,788,333 and 20,856,364, respectively, for the three and nine months ended September 30, 1999.

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

The following table presents a summary of the Company's operating segments for the nine months ended September 30, 2000, and 1999 (in thousands):



                                                All         Parent       Intersegment     Reported
                                   Banking     Other        Company      Eliminations     Balances
                                   _______________________________________________________________
2000
____________________________

Net interest income              $ 47,470        726          (59)            ---          48,137
Noninterest income from
  Nonaffiliates                    14,868      7,081           84             ---          22,033
Noninterest income from
  Affiliates                           79        ---        9,091          (9,170)            ---
Income before income taxes
  and minority interest            20,556        507        7,745          (9,087)         19,721

1999
____________________________

Net interest income              $ 45,300      1,257         (376)            ---          46,181
Noninterest income from
  Nonaffiliates                    14,180      8,537           69             ---          22,786
Noninterest income from
  Affiliates                          129        ---       12,634         (12,763)            ---
Income before income taxes
  and minority interest            17,404        596       11,497         (12,630)         16,867

Part 1 -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

The following presentation describes Brenton Banks, Inc. and Subsidiaries ("Brenton" or the "Company") results of operations for the three and nine month periods ended September 30, 2000, and 1999, capital resources, market risk management, asset/liability management, liquidity management and the impact of recently issued accounting standards. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto, which are included elsewhere in this report.

Brenton recently announced it has agreed to be acquired by Wells Fargo & Company, subject to shareholder approval. Approval has been received from the Federal Reserve Board and the Department of Justice. The acquisition is expected to close in December of 2000. Additional details can be found under the heading "Capital Resources" on page 6.

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


Results of Operations

The nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.


Net Income

For the nine months ended September 30, 2000, Brenton recorded net income of $14,312,337, which rose 16.3 percent from net income of $12,309,262 for the first nine months of 1999. Improvements were achieved in net interest income, service charges on deposit accounts, fiduciary income and a reduction in operating expenses. Offsetting these improvements was a decline in mortgage banking revenues. Year-to-date diluted earnings per common share were $.70, compared to $.59 for the first nine months of 1999.

Part 1 -- Item 2
Page 2 of 10


The Company's annualized return on average equity (ROE) was 14.14 percent for the nine months ended September 30, 2000, compared to 12.21 percent for the same period last year. The annualized return on average assets (ROA) was 1.02 percent, compared to .89 percent for the first nine months of 1999.


Net Interest Income

During the first nine months of 2000, net interest income grew 4.2 percent to $48,137,209, compared to $46,181,306 for the same period a year ago due to favorable rate variances. The yield on interest-earning assets increased 51 basis points while the rate paid on interest-bearing liabilities increased 43 basis points. This combination improved net interest margin 12 basis points to
3.81 percent for the nine months ended September 30, 2000, from 3.69 percent for the same period last year.


Loan Quality

At September 30, 2000, total loans had grown 5.0 percent to $1.2 billion from the same date a year earlier. The growth was led by a $45.2 million (10 percent) increase in average commercial/business/agricultural loans, a $40.6 million (16 percent) increase in average direct consumer loans and a $33.3 million (16 percent) increase in average indirect loans.

Loan quality continued to improve as nonperforming loans declined to $7,742,000, or .64 percent of total loans, at September 30, 2000, compared to $9,452,000, or .79 percent of total loans, at the end of the prior year and $11,694,000, or 1.01 percent of total loans, at September 30, 1999. Nonperforming loans include loans on nonaccrual status, loans that have been renegotiated to below market interest rates or terms and loans past due 90 days or more. The allowance for loan losses, which totaled $15.5 million, represented 200.64 percent of nonperforming loans and 1.27 percent of total loans at September 30, 2000. At September 30, 1999, the same ratios were
124.88 percent and 1.26 percent, respectively.

The provision for loan losses totaled $3,150,000 for the nine months ended September 30, 2000, and 1999. Annualized year-to-date net charge-offs were .23 percent of average loans for the first nine months of 2000, compared with .34 percent for the same period last year and .36 percent for all of 1999.

The Company has a formal structure for reviewing and approving loans. Loan quality control and risk management is carefully balanced with goals for loan growth. Management believes the allowance for loan losses at September 30, 2000, is sufficient to absorb probable loan losses within the portfolio.

Part 1 -- Item 2
Page 3 of 10


Noninterest Income

Noninterest income for the nine months ended September 30, 2000, was $21,905,930 (excluding securities gains and losses), a 2.9 percent decline from $22,565,883 one year ago. Reductions in mortgage banking revenues and insurance commissions and fees exceeded growth in traditional fee income.

Mortgage banking revenues declined 30.5 percent to total $2,465,004 for the first nine months of 2000, compared to 3,547,758 for 1999. Rising mortgage interest rates in the early part of 2000 led to a 38 percent decline in mortgage loan origination volume. Residential real estate loan closings for the nine months ended September 30, 2000, totaled $220 million compared to $354 million for the same period last year. Portfolio real estate loans totaling $37.5 million were sold in the first quarter of 2000, resulting in capitalized servicing income of $337,000.

Insurance commissions and fees declined 27.5 percent as both credit-related and insurance agency commissions fell due to lower volumes of sales.

Service charges on deposits rose $507,422, or 7.4 percent, compared to the first nine months of 1999. This growth was the result of increased account analysis charges on commercial and business deposit accounts and an increase in the client base due to the acquisition of deposit accounts in Pella and Knoxville in late 1999.

Fiduciary income grew 7.3 percent to $2,988,447 because of increased trust assets and a recovery of a $75,000 previously uncollected fee.

Investment securities gains totaled $126,654 compared to gains of $220,356 for the same period in 1999.


Noninterest Expense

Noninterest expense totaled $47,298,854 for the nine months ended September 30, 2000, a 3.4 percent decline from the first nine months of 1999.

Compensation, the largest component of noninterest expense, declined $2,131,364, 9.2 percent, to $20,965,778 due to a lower number of employees and decreased variable compensation costs related to lower mortgage loan origination volume. The number of full-time equivalent employees declined 16 percent from a year earlier. Employee benefits expense declined 8.4 percent, or $362,742, as a result of reduced compensation expense.

Part 1 -- Item 2
Page 4 of 10


Occupancy expense increased 9.1 percent to $4,902,663 because of the accelerated amortization of certain leasehold improvements, the opening of the Coralville office in the fourth quarter of 1999 and the acquisition of the office in Pella in September of last year.

Furniture and equipment expense increased $604,172 to $4,304,615 for the first nine months of 2000 due to depreciation on technology upgrades and increased costs for software maintenance agreements.

Marketing and supplies expense declined 42.4 percent and 19.4 percent, respectively, as a result of cost management efforts.

Other operating expense for the first nine months of 2000 increased 5.4 percent to $9,061,714 primarily because of $572,000 of merger-related costs in the third quarter of 2000.

The Company's net noninterest margin, which measures operating efficiency, was (1.73) percent, compared to (1.83) percent one year ago. Another ratio the Company utilizes to measure productivity is the efficiency ratio. This ratio divides noninterest expense by the sum of tax-equivalent net interest income plus noninterest income (excluding gains and losses on the sale of securities and loans). At September 30, 2000, the Company's efficiency ratio was 64.91 percent, compared with 68.32 percent one year ago.


Income Taxes

The Company's income tax strategies include reducing income taxes by purchasing securities and originating loans that produce tax-exempt income. The goal is to maintain an optimum level of tax-exempt assets in order to benefit the Company both on a tax-equivalent yield basis and in income tax savings. The effective rate of income tax expense as a percent of income before income tax and minority interest was 24.5 percent for the first nine months of 2000 compared to 24.2 percent for 1999.


Results of Operations

The three months ended September 30, 2000, compared to the three months ended September 30, 1999.

Net Income

For the three months ended September 30, 2000, net income totaled $5,039,087, compared to $3,501,794 for the third quarter of 1999, an increase of 43.9 percent. Diluted earnings per common share were $.25 for the third quarter of 2000, compared to $.17 for the third quarter of 1999.

Part 1 -- Item 2
Page 5 of 10


Net Interest Income

Net interest income for the quarter totaled $16,149,466, an increase of $550,531, or 3.5 percent, over the same period in 1999. Similar to the year-to-date comparison, the improvement was due to favorable rate variances as the yield on interest-earning assets rose more than the rate paid on interest-bearing liabilities. The net interest margin for the third quarter of 2000 was
3.80 percent, compared to 3.68 percent for the third quarter of 1999.


Provision for Loan Losses

The provision for loan losses for the third quarters of both 2000 and 1999 totaled $1,050,000. Annualized net charge-offs as a percent of average loans were .30 percent for the third quarter of 2000, compared to .26 percent for the same period of 1999. Loan losses for both years were primarily concentrated in the consumer loan portfolio.


Noninterest Income

Noninterest income (excluding securities gains) increased by $258,377, or 3.8 percent, from the third quarter of 1999 to the third quarter of 2000.

Despite a 32 percent decline in residential real estate loan closings, mortgage banking revenues rose $333,595 in the third quarter of 2000 compared to the same period of 1999. The third quarter of 1999 included higher losses on sales of originated loans.

Investment brokerage commissions declined 21.8 percent to $802,030 due to the combination of lower transaction volume and having fewer brokers on staff.

Insurance commissions and fees declined $141,891 from the prior year as a result of a decline of $122,241 in credit-related insurance commissions.

Net gains from securities transactions totaled $98,450 for the third quarter of 2000, versus net gains of $13,437 in the third quarter of 1999.

Part 1 -- Item 2
Page 6 of 10


Noninterest Expense

Noninterest expense declined by 8.1 percent when comparing the third quarter of 2000 with the third quarter of 1999. The Company's net noninterest margin was (1.67) percent for the third quarter of 2000, compared to (2.00) percent for the third quarter of 1999. Quarter-to-quarter, the largest noninterest expense changes were in the categories of compensation, marketing expense and other expense.

Compensation and benefit costs declined a combined 14.8 percent from the third quarter of 1999. The decline was due to reduced staffing levels as the number of full-time equivalent employees declined to 627 from 751 a year earlier.

Like the nine-month period, marketing expense declined as a result of cost reduction efforts.

Other expense increased 9.7 percent due to the previously mentioned, merger-related expenses of $572,000.


Capital Resources

As announced on July 7, 2000, Wells Fargo & Company and Brenton signed a definitive agreement for the acquisition of the Company by Wells Fargo & Company. The acquisition, which is subject to the approval of Brenton shareholders, is expected to close in December 2000. Approval has been received from the Federal Reserve Board and the Department of Justice. A special meeting of shareholders' has been scheduled for November 30, 2000. Under the terms of the agreement, Wells Fargo & Company will exchange a total of $255,694,000 of its common stock for all of the common stock of Brenton Banks, Inc. outstanding at the time the acquisition closes. The exchange ratio will be determined by fist dividing $255,694,000 by the average New York Stock Exchange-only closing prices of Wells Fargo common stock for the 15 consecutive trading days ending on the day immediately before the special meeting of Brenton shareholders, and then dividing that number by the total number of shares of Brenton common stock outstanding at the time of the merger.

Common stockholders' equity totaled $143.1 million as of September 30, 2000, an
8.5 percent increase from December 31, 1999. The Company continues to monitor its capital position to balance the goals of maximizing return on average equity, while maintaining adequate capital levels for business risk and regulatory purposes. The Company's risk-based core capital ratio at September 30, 2000, was 9.88 percent and the total risk-based capital ratio was 10.94 percent. These ratios exceeded the minimum regulatory requirements of 4.00 and
8.00 percent, respectively. The Company's tier 1 leverage capital ratio, which measures capital excluding intangible assets was 7.38 percent at September 30, 2000, exceeding the regulatory minimum requirement for well-capitalized institutions of 5.0 percent.

Part 1 -- Item 2
Page 7 of 10


Since the inception in 1994 of a stock repurchase plan, the Company has repurchased 3,644,983 shares (adjusted for stock splits/dividends) at a total cost of $37,948,804. The Board of Directors decided not to extend this plan for 2000.

In May 1999, the Board of Directors declared a ten-percent common stock dividend. As a result of this action, each shareholder received one additional share of Brenton Banks, Inc. common stock for every ten shares they owned. Fractional shares were paid in cash. All appropriate per-share data has been restated to reflect the ten-percent common stock dividend.

The Company paid dividends of $.261 per common share in the first nine months of 2000, compared to $.259 per common share for the same period of 1999, an increase of .8 percent. Dividends totaled $5,313,905 for the first nine months of 2000 and the dividend payout ratio was 37.3 percent of diluted earnings per common share. In October 2000, the Board of Directors declared a quarterly cash dividend of $.116 per common share, consisting of the regular quarterly amount of $.087 per share plus an additional amount of $.029 per share. The regular dividend was equal to the third quarter dividend. The additional amount of $.029 per share was paid to recognize the difference in dividend payment dates between Brenton and Wells Fargo & Company. Wells Fargo & Company usually pays their quarterly dividend about one month later than Brenton.

The debt-to-equity ratio of Brenton Banks, Inc. (the "Parent Company") was 4.9 percent at September 30, 2000. This percentage is unchanged from December 31, 1999. Long-term borrowings of the Parent Company at September 30, 2000, consisted entirely of capital notes totaling $5,631,000. In addition, the Parent Company has a $5 million line of credit with a regional bank on which $1.4 million was outstanding as of the end of September 2000.

Brenton Banks, Inc. common stock closed on September 30, 2000, at $12.06 per share, compared to $13.91 a year earlier. The closing price at September 30, 2000, was 171.8 percent of the book value per share of $7.02. This closing stock price represented a price-to-trailing-12-months-diluted-earnings multiple of 13.4 times.


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

Part 1 -- Item 2
Page 8 of 10


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

Part 1 -- Item 2
Page 9 of 10


Liquidity

The Company actively monitors and manages its liquidity position with the objective of maintaining sufficient cash flows to fund operations, meet customer commitments, take advantage of market opportunities and provide a margin against unforeseeable liquidity needs. Federal funds sold, loans held for sale and investment securities available for sale are readily marketable assets. Maturities of all investment securities are managed to meet the Company's normal liquidity needs. Investment securities available for sale may be sold prior to maturity to meet liquidity needs, to respond to market changes or to adjust the Company's interest rate risk position. Readily marketable assets, as defined above, comprised 27.7 percent of the Company's total assets at September 30, 2000.

Net cash provided from company operations is another primary source of liquidity. For the nine months ended September 30, 2000, and 1999, net cash provided by operating activities was $29,720,432 and $69,024,804, respectively.
 The Company's trend of strong cash flows from operations is expected to continue.

The Company has historically maintained a stable deposit base and a relatively low level of large deposits, which result in a low dependence on volatile liabilities. As of September 30, 2000, the Company had advances of $81,990,000 from the FHLB of Des Moines, of which $38,740,000 represents a variable-rate line of credit used to fund mortgage lending operations. The remaining balance was used as a means of providing both long- and short-term, fixed-rate funding for certain assets and managing interest rate risk. The Company had additional borrowing capacity available from the FHLB of approximately $58 million at September 30, 2000.

The combination of high levels of potentially liquid assets, strong cash flows from operations, low dependence on volatile liabilities and additional borrowing capacity provided sufficient liquidity for the Company at September 30, 2000.

Construction has been substantially completed on an operations and sales support facility with an estimated total cost of $8 million, exclusive of land. Due to the recent announcement of the proposed acquisition of Brenton by Wells Fargo & Company, the project has been put on hold until a determination of its future use has been completed.

Part 1 -- Item 2
Page 10 of 10


Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is scheduled to be effective for the year beginning January 1, 2001. In June 2000, SFAS No. 138 amended SFAS No. 133. This statement, as amended, requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged items in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions for which hedge accounting is applied. Management does not expect the adoption of SFAS No. 133, as amended by SFAS No. 138, to have a material impact on the Company's financial statements. The Company expects to adopt SFAS No. 133 when required.


Part 1 -- Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

	The information appearing on page 7 of Item 2 under the heading "Market Risk Management" is incorporated herein by reference.


Part 2 -- Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- A report on Form 8-K was filed on July 13, 2000. The purpose of the filing was to announce that Brenton Banks, Inc. and Wells Fargo & Company had signed a definitive agreement for the acquisition of Brenton by Wells Fargo.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BRENTON BANKS, INC.
-----------------------------------
(Registrant)


November 8, 2000            /s/ Robert L. DeMeulenaere
-----------------------------------------------------------------
Dated                       Robert L. DeMeulenaere
                            President and Chief Executive
                            Officer


November 8, 2000            /s/ Steven T. Schuler
----------------------------------------------------------------
Dated                       Steven T. Schuler
                            Chief Financial Officer/
                            Treasurer/Secretary and
                            Chief Accounting Officer